Form 10-Q
period 2020-09-30
Investindustrial Acquisition Corp.
filed 2020-12-29
CIK 1825042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

INVESTINDUSTRIAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39720	98-1556465
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Suite 1, 3rd Floor, 11-12 St James’s Square London, United Kingdom	SW1Y 4LB
(Address of principal executive offices)	(Zip Code)

+44 20 7400 3333

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-third of one redeemable warrant	IIAC.U	New York Stock Exchange
Class A Ordinary Shares included as part of the units	IIAC	New York Stock Exchange
Redeemable warrants included as part of the units, each one whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	IIAC WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No   ☐

As of December 29, 2020, 40,250,000 Class A ordinary shares, par value $0.0001 per share (including 38,443,855 Class A ordinary shares subject to possible redemption that are classified as temporary equity), and 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

INVESTINDUSTRIAL ACQUISITION CORP.

Form 10-Q

For the Period Ended September 30, 2020

Page

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INVESTINDUSTRIAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2020

Assets:
Current assets
Prepaid expenses	$13,926

Total current assets	13,926
Deferred offering costs associated with initial public offering	355,015

Total Assets	$368,941

Liabilities and Shareholders’ Equity:
Current liabilities:
Accrued expenses	$294,140
Note payable—related party	60,875

Total current liabilities	355,015
Commitments and Contingencies
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding (1)	1,006
Additional paid-in capital	23,994
Accumulated deficit	(11,074)

Total shareholders’ equity	13,926

Total Liabilities and Shareholders’ Equity	$368,941

(1)

This number includes up to 1,312,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 27, 2020, the Company announced the closing of its sale of an additional 5,250,000 Units pursuant to the exercise in full by the underwriters of their over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

INVESTINDUSTRIAL ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

General and administrative expenses	$11,074

Net loss	$(11,074)

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	10,062,500

Basic and diluted net loss per ordinary share	$(0.00)

(1)

This number includes up to 1,312,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 27, 2020, the Company announced the closing of its sale of an additional 5,250,000 Units pursuant to the exercise in full by the underwriters of their over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

INVESTINDUSTRIAL ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM SEPTEMBER 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—September 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(11,074)	(11,074)

Balance—September 30, 2020	—	$—	10,062,500	$1,006	$23,994	$(11,074)	$13,926

(1)

This number includes up to 1,312,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 27, 2020, the Company announced the closing of its sale of an additional 5,250,000 Units pursuant to the exercise in full by the underwriters of their over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

INVESTINDUSTRIAL ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities
Net loss	$(11,074)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	11,074

Net cash used in operating activities	—

Net change in cash	—
Cash—beginning of the period	—

Cash—end of the period	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs included in accrued expenses	$294,140
Deferred offering costs included in note payable	$60,875

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

INVESTINDUSTRIAL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Investindustrial Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on September 7, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from September 7, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Investindustrial Acquisition Corp. L.P, a limited partnership incorporated in England and Wales (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2020. On November 23, 2020, the Company consummated its Initial Public Offering of 35,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”) at an offering price of $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $20.2 million, inclusive of approximately $12.3 million in deferred underwriting commissions (Note 5). The Company granted the underwriters of the Initial Public Offering (the “Underwriters”) a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments (the “Over-Allotment Option”), if any, at $10.00 per Unit. On November 24, 2020, the Underwriters fully exercised the Over-Allotment Option to purchase an additional 5,250,000 Units (the “Over-Allotment Units”). On November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters (the “Over-Allotment”), generating gross proceeds of $52.5 million, and incurred additional offering costs of approximately $2.9 million in underwriting fees (inclusive of approximately $1.8 million in deferred underwriting commissions) (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company completed a private placement (the “Private Placement”) of 6,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million. Simultaneously with the closing of the Over-Allotment Units, on November 27, 2020, the Company consummated a second private placement (the “Second Private Placement”), resulting in the purchase of an aggregate of an additional 700,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $1.1 million.

Upon the closing of the Initial Public Offering and the Private Placement, an aggregate of $350.0 million ($10.00 per Unit), consisting of $343.0 million of net proceeds of the Initial Public Offering and $7.0 million of the gross proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market fund meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Upon closing of the Over-Allotment and the Second Private Placement, an aggregate of $52.5 million ($10.00 per Unit) was placed in the Trust Account, for a total of $402.5 million deposited in the Trust Account.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of

INVESTINDUSTRIAL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the Underwriters (as discussed in Note 5).

These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering, or November 23, 2022 (the “Combination Period”) or with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay for its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Warrants held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The Underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the

INVESTINDUSTRIAL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2020, the Company had no cash and working capital deficit of approximately $341,000.

The Company’s liquidity needs up to September 30, 2020 had been satisfied through the receipt of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for the issuance of the Founder Shares (as defined below), and a loan of approximately $61,000 pursuant to the Note issued to the Sponsor (Note 4). Subsequent to September 30, 2020, the Company’s liquidity needs had been satisfied with an additional loan of approximately $66,000 from the Sponsor, for a total amount of approximately $127,000 under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on December 11, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). The Company has no borrowings outstanding under Working Capital Loans to date.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements were available to be issued. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from September 7, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on November 23, 2020 and November 20, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

INVESTINDUSTRIAL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of September 30, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering in November 2020.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The

INVESTINDUSTRIAL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company’s management determined that the Cayman Islands and the United Kingdom are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from September 7, 2020 (inception) through September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. However, it is currently management’s intention to conduct the affairs of the Company so that the central management and control of the Company is exercised in the United Kingdom and that accordingly the Company will be treated as tax resident in the United Kingdom. Income tax is imposed on taxable profits by the Government of the United Kingdom. In accordance with United Kingdom taxation law, income taxes are levied on the Company’s profits at the rate of 19%. Management has determined that expenses incurred through September 30, 2020 are not deductible in the United Kingdom and therefore there is no provision for income taxes for the period from September 7, 2020 (inception) through September 30, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

On November 23, 2020, the Company consummated its Initial Public Offering of 35,000,000 Units, at an offering price of $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $20.2 million, inclusive of approximately $12.3 million in deferred underwriting commissions. On November 24, 2020, the Underwriters fully exercised the Over-Allotment Option to purchase an additional 5,250,000 Units. On November 27, 2020, the Company completed the sale of the Over-Allotment Units to the Underwriters, generating gross proceeds of approximately $52.5 million, and incurring additional offering costs of approximately $2.9 million in underwriting fees (inclusive of approximately $1.8 million in deferred underwriting commissions).

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On September 10, 2020, the Sponsor paid $25,000 to cover certain costs of the Company in consideration of 10,062,500 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On November 18, 2020, the Sponsor transferred an aggregate of 125,000 Founder Shares to the Company’s independent directors. The Sponsor has agreed to forfeit up to 1,312,500 Founder Shares to the extent that the Over-Allotment Option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Warrants) after the Initial Public Offering. On November 24, 2020, the Underwriters fully exercised the Over-Allotment Option to purchase the Over-Allotment Units and on November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters in full; thus, these 1,312,500 Class B ordinary shares are no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

INVESTINDUSTRIAL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of approximately $9.0 million. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. In connection with the underwriter’s full exercise of its Over-Allotment Option, the Company also consummated the sale of an additional 700,000 Private Placement Warrants at $1.50 per warrant, generating total proceeds of approximately $1.1 million (see Note 6).

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

On September 10, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the earlier of March 31, 2021, or the completion of the Initial Public Offering. As of September 30, 2020, the Company had borrowed approximately $61,000 under the Note. Subsequent to September 30, 2020, the Company’s liquidity needs had been satisfied with an additional loan of approximately $66,000 from the Sponsor, for a total amount of approximately $127,000 under the Note. The Company repaid the Note in full on December 11, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. The Company has no borrowings outstanding under this agreement to date.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Forward Purchase Arrangement

On November 18, 2020, the Company entered into a forward purchase agreement with an affiliate of the Sponsor, pursuant to which such affiliate has committed to purchase up to 25,000,000 of the Company’s Class A ordinary shares for $10 per share, or an aggregate amount of up to $250 million, in a private placement that would occur concurrently with the consummation of the initial Business Combination. To the extent that the amounts available from the Trust Account and other financings are sufficient to satisfy the cash requirements related to consummation of the initial Business Combination, the Sponsor’s affiliate may, in its discretion, purchase less than 25,000,000 of the Company’s Class A ordinary shares. Furthermore, the Company is not under any obligation to sell any such shares.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

INVESTINDUSTRIAL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the Underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional Public Shares to cover over-allotments, at the Initial Public Offering price less the underwriting discounts and commissions. On November 24, 2020, the Underwriters fully exercised the over-allotment option to purchase the Over-Allotment Units and on November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters.

The Underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $7.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $12.3 million in the aggregate will be payable to the Underwriters for deferred underwriting commissions. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Shareholders’ Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 7, 2020, the Company issued 10,062,500 Class B ordinary shares. Of the 10,062,500 Class B ordinary shares outstanding, an aggregate of up to 1,312,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the Underwriter’s Over-Allotment Option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Warrants) (See Note 4). On November 24, 2020, the Underwriters fully exercised the over-allotment option to purchase the Over-Allotment Units and on November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters in full; thus, these 1,312,500 Founder Shares are no longer subject to forfeiture.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Warrants) upon the consummation of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants – No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of an initial business combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement, including as a result of a notice of redemption). If and when the warrants become redeemable by the Company, the

INVESTINDUSTRIAL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial business combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of an initial business combination or earlier upon redemption or liquidation.

Redemption of Warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder, which we refer to as the “30-day redemption period”; and

•

if, and only if, the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30 day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described therein with respect to the Private Placement Warrants):

•	in whole and not in part; and

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares on the redemption date and the “fair market value” of the Company’s Class A ordinary shares; and

•

if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30 trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•

if the closing price of the Class A ordinary shares for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

The “fair market value” of the Company’s Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide its warrant holders with the final fair market value no later than one business day after the 10 trading day period described above ends.

INVESTINDUSTRIAL ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the warrants sold in the Initial Public Offering except that, so long as they are held by its sponsor or its permitted transferees, the Private Placement Warrants will be subject to the transfer restrictions, may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of an initial business combination, may be exercised by the holders on a cashless basis and will be entitled to registration rights. If the Private Placement Warrants are held by holders other than its sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units sold in the Initial Public Offering. If the Company does not complete its initial business combination within the required time period, the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are not be transferable, assignable or salable until 30 days after the completion of an initial business combination.

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Other than as described in Notes 1, 3, 4, 5 and 6, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Investindustrial Acquisition Corp.,” “our,” “us” or “we” refer to Investindustrial Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on September 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of the private placement shares, our shares, debt or a combination of cash, equity and debt.

Our sponsor is Investindustrial Acquisition Corp. L.P, a limited partnership incorporated in England and Wales (the “Sponsor”). Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on November 18, 2020. On November 23, 2020, we consummated an Initial Public Offering of 35,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at an offering price of $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $20.2 million, inclusive of approximately $12.3 million in deferred underwriting commissions. On November 24, 2020, the Underwriters fully exercised the over-allotment option to purchase an additional 5,250,000 Units (the “Over-Allotment Units”). On November 27, 2020, the Company completed the sale of the Over-Allotment Units to the Underwriters (the “Over-Allotment”), generating gross proceeds of $52.5 million and incurring additional offering costs of approximately $2.9 million in underwriting fees (inclusive of approximately $1.8 million in deferred underwriting commissions).

Simultaneously with the closing of the Initial Public Offering on November 23, 2020, the Company completed the Private Placement of an aggregate of 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million. Simultaneously with the closing of the Over-Allotment, on November 27, 2020, the Company consummated the Second Private Placement, resulting in the purchase of an aggregate of an additional 700,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $1.1 million.

Upon the closing of the Initial Public Offering and the Private Placement, an aggregate of $350.0 million ($10.00 per Unit), consisting of $343.0 million of the net proceeds of the Initial Public Offering and $7.0 million of the gross proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market fund meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Upon closing of the Over-Allotment and the Second Private Placement, an aggregate of $52.5 million ($10.00 per Unit) was placed in the Trust Account, for a total of $402.5 million deposited in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, solely at our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

We will proceed with a Business Combination if we have net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, we will, pursuant to the amended and restated memorandum and articles of association which we will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, we will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If we seek shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, if we seek shareholder approval of a Business Combination and do not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without our prior consent.

Our Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of our obligation to provide holders of our Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within 24 months from the closing of the Initial Public Offering, or November 23, 2022 (the “Combination Period”) or with respect to any other provision relating to the rights of Public Shareholders, unless we provide the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay for its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Warrants held by them if we fail to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete a Business Combination within the Combination Period. The Underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account.

In order to protect the amounts held in the Trust Account, our Sponsor has agreed to be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under our indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business, execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2020, the Company had no cash and working capital deficit of approximately $341,000.

The Company’s liquidity needs up to September 30, 2020 had been satisfied through the receipt of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for the issuance of the Founder Shares (as defined below), and a loan of approximately $61,000 pursuant to the Note issued to the Sponsor. Subsequent to September 30, 2020, the Company’s liquidity needs had been satisfied with an additional loan of approximately $66,000 from the Sponsor, for a total amount of approximately $127,000 under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on December 11, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. The Company has no borrowings outstanding under Working Capital Loans to date.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2020 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from September 7, 2020 (inception) through September 30, 2020, we had net loss of approximately $11,000, which consisted solely of general and administrative expenses.

Contractual Obligations

Registration Rights

The holders of Founder Shares and Private Placement Warrants that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy- back” registration rights with respect to registration statements filed subsequent to our completion of our Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement our initial shareholders entered into and (ii) in the case of the Private Placement Warrants, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the Underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 24, 2020, the Underwriters fully exercised the over-allotment option to purchase the Over-Allotment Units and on November 27, 2020, the Company completed the sale of the Over-Allotment Units to the Underwriters.

The Underwriters were paid a cash underwriting discount of $0.20 per Unit, or approximately $7.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $12.3 million in the aggregate will be payable to the Underwriters for deferred underwriting commissions. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination or our liquidation, we will reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

Forward Purchase Arrangement

On November 18, 2020, the Company entered into a forward purchase agreement with an affiliate of the Sponsor, pursuant to which such affiliate has committed to purchase up to 25,000,000 of the Company’s ordinary shares for $10 per share, or an aggregate amount of up to $250 million, in a private placement that would occur concurrently with the consummation of the initial Business Combination. To the extent that the amounts available from the Trust Account and other financings are sufficient to satisfy the cash requirements related to consummation of the initial Business Combination, the Sponsor’s affiliate may, in its discretion, purchase less than 25,000,000 of the Company’s ordinary shares. Furthermore, the Company is not under any obligation to sell any such shares.

Critical Accounting Policies

Deferred Offering Costs Associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering in November 2020.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At September 30, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on November 20, 2020. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 10, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 10,062,500 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the Initial Public Offering on November 23, 2020, the Company completed the Private Placement of an aggregate of 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the Over-Allotment Units, on November 27, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 700,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $1.1 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the gross proceeds received from the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants, $402,500,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the earlier of March 31, 2021 or the consummation of the Initial Public Offering. As of September 30, 2020, the Company borrowed approximately $61,000 under the Note. Subsequent to September 30, 2020, the Company’s liquidity needs had been satisfied with additional loan of approximately $66,000 from the Sponsor, for a total amount of approximately $127,000 under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on December 11, 2020.

We paid a total of $23.1 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the Underwriters agreed to defer $14.1 million in underwriting discounts and commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of December, 2020.

INVESTINDUSTRIAL ACQUISITION CORP.

/s/ Roberto Ardagna
Name:	Roberto Ardagna
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Andrea Cicero
Name:	Andrea Cicero
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)