Form 10-K
period 2020-12-31
Investindustrial Acquisition Corp.
filed 2021-03-31
CIK 1825042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Investindustrial Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39720	98-1556465

(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Suite 1, 3rd Floor, 11-12 St James’s Square, London, United Kingdom	SW1Y 4LB
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 20 7400 3333

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one warrant	IIAC.U	The New York Stock Exchange
Shares of Class A Ordinary Shares included as part of the units	IIAC	The New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A Ordinary Share at an exercise price of 11.50	IIAC WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐   No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes     ☐   No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒   No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     ☒   No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☒   No     ☐

As of September 30, 2020, the last business day of the registrant’s most recently completed fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The New York Stock Exchange (“NYSE”) on November 19, 2020 and the registrant’s Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and warrants began trading on the NYSE on January 11, 2021. The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on January 11, 2021, as reported on the NYSE, was $414,977,500 (based on the closing sales price of the IIAC on January 11, 2020 of $10.31).

As of March 18, 2021, 40,250,000 Class A ordinary shares, par value $0.0001, and 10,062,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•	“we,” “us,” “our” or our “company” are to Investindustrial Acquisition Corp., a Cayman Islands exempted company;

•	“advisors” or our “advisory board” are to the individuals listed under Item 1 “Business—Our Advisory Board” below;

•	“affiliates” are to one or more affiliates of our sponsor or Investindustrial, as the case may be, which may include funds managed by such affiliates;

•	“Companies Act” are to the Companies Act (as amended) of the Cayman Islands as the same may be amended from time to time;

•	“directors” are to our current directors named in this Report;

•

“forward purchase agreement” are to an agreement dated November 18, 2020 and entered into with an affiliate of our sponsor providing for the sale of Class A ordinary shares to such affiliates in a private placement to occur concurrently with the closing of our initial business combination;

•	“forward purchase shares” are to Class A ordinary shares issued pursuant to the forward purchase agreement;

•

“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;

•

“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and our Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein;

•	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

•

“Investindustrial” are, as the context may require, to Investindustrial Advisors Limited, its affiliates, funds (managed or advised by it or by such affiliates) and or subsidiaries of such funds, or all such entities taken together;

•	“management” or our “management team” are to our officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•

“public shares” are to Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or are purchased thereafter in the open market);

•

“public shareholders” are to the holders of our public shares, including our initial shareholders and members of our management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•

“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or are purchased thereafter in the open market);

•

“sponsor” are to Investindustrial Acquisition Corp. L.P., a limited partnership incorporated in England and Wales, held directly or indirectly by Investindustrial and in which certain co-investors may invest; and

•	“warrants” are to our public warrants and private placement warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, risks, and uncertainties, including, but not limited to:

•	our being a company with no operating history and no revenue;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	the proceeds of the forward purchase shares being available to us;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•

our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial public offering; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

PART I

ITEM 1.	BUSINESS

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have not yet entered into a definitive agreement with any specific business combination target.

Our efforts to identify a potential initial business combination target are not limited to a specific industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and manage a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments predominantly focused on European medium-sized companies and has done so successfully in a number of sectors, including Industrial Manufacturing, Healthcare & Services, Consumer and Technology.

Given our affiliation with Investindustrial, we intend to capitalize on its global platform and industrial expertise which, together with the extensive experience of our management team, will allow our company to be the partner of choice for quality companies seeking public sponsorship.

Founded out of an industrial group with more than a century of industrial heritage, Investindustrial is one of Europe’s leading independent investment firms focused on the mid-market. Thanks to distinctive investment capabilities, Investindustrial has a strong track record in taking control positions in companies that are leaders in their fields, with the aim to create long-term value by helping portfolio companies to accelerate their international expansion and improve operational efficiency.

Investindustrial

Investindustrial was founded in 1990 as an independent investment group with financial backing from the Bonomi family, with a view that the market lacked an investor with a long-term horizon coherent with the timing of industrial plans, to help build leaders with an active and industrially-driven approach.

Building on the long-standing industrial heritage and proprietary networks in sectors of expertise, coupled with an intimate understanding of family-owned businesses, today Investindustrial has a team of more than 135 professionals based across offices in United Kingdom, Switzerland, Spain, United States, China, and Luxembourg, with €11 billion of raised fund capital.

Active ownership and operational improvement remain at the core of Investindustrial’s value-creation strategies, which typically with focus on accelerating growth and profitability through support to internationalization, implementation of implementing operational efficiencies and/or executing transformative build-ups. Environmental, Social, and Corporate Governance, or ESG, principles are deeply embedded into Investindustrial’s core approach, being carbon neutral as a firm since 2008 with a carbon positive goal for all funds by the end of 2020.

Built on three decades of relevant experience, Investindustrial has developed broad sector expertise, covering predominantly four main sectors of specialization: Industrial Manufacturing, Healthcare & Services, Consumer and Technology. Investindustrial’s track record in its sectors of specialization shows distinctive capability in capturing growth globally, both through acquisitions and through entering new markets, creating global leaders characterized by scale and strong competitive advantage.

In 2019, Investindustrial closed its Fund VII at the hard cap of €3.75 billion (corresponding to approximately $4.5 billion). Fund VII was the second largest mid-market fund raised by a European firm in 2019, highlighting Investindustrial’s leadership position and reputation in the region.

Our Board and Management

We believe that our management team is well positioned to scout proprietary acquisition opportunities in the market and that our contacts and transaction sources, ranging from industry executives, private owners and entrepreneurs, private equity professionals and our extensive network of advisors and consultants across various sectors, will allow us to generate attractive acquisition opportunities. In addition, our management team has an established track record in accessing proprietary M&A opportunities amongst entrepreneurs and family-owned global businesses.

Our board and management team include Roberto Ardagna, Andrea Cicero, Sergio Ermotti, Michael Karangelen, Dante Roscini and Tensie Whelan.

Our Advisory Board

In addition to our management team and board of directors, we have assembled a highly differentiated advisory board that will help position us as the value-add partner of choice for today’s leading entrepreneurs. The advisory board provides us advantages via their operational expertise, deep networks and a history of strong relationships with Investindustrial. Additionally, the advisory board members have deep domain expertise across a wide range of sectors which will be instrumental during our diligence processes. They may also provide us access to sourcing opportunities via their direct networks. Given the extensive operational experiences across our advisory board, we anticipate that such advisors, who are an integral part of Investindustrial’s business model and industrial approach, will be able to provide guidance on how to position the company for long-term success.

The advisory board has extensive experience in:

•	sourcing, structuring, and executing a wide range of investment opportunities;

•	providing constructive strategic and operational guidance to management teams and boards of directors, to drive long-term stockholder value creation;

•

leveraging insights from their substantial investment, financial, operational oversight and governance experience to help optimize the financial condition, operating performance and strategy of a company; and

•	leveraging their extensive network of relationships to augment or complement the senior management team or board of directors of a company.

The members of the advisory board are Andrea C. Bonomi, Dante Razzano, Carlo Umberto C. Bonomi and Antonio Gatti.

Andrea C. Bonomi established Investindustrial in 1990 and Invest for Children (“i4c”) in 2000 and is Chairman of the Industrial Advisory Board. Previously, he was responsible for the Saffa Group (a diversified industrial holding company) investments in Europe and the USA, which included acquisitions, divestments and fund raising. He has been chairman or director of a number of industrial and financial companies including Banca Popolare di Milano, RCS MediaGroup, Permasteelisa and 21 Investimenti, 21 Centrale Partners and Inversiones Ibersuizas in the private equity industry. Prior to that, he was employed at Kleinwort Benson in London, and at Lazard Frères & Co. in New York. In both cases, he was assigned to their respective merger and acquisitions departments. He is a Trustee of New York University and a Private Equity Awards “Hall of Fame” (2018) inductee. He holds a B.Sc. in Business Administration from New York University (1985). He speaks English, French, Italian and Spanish.

Dante Razzano joined Investindustrial in 2004 following a 33-year investment banking career. From 1992-2003 he was one of ten directors of Morgan Grenfell (later Deutsche Morgan Grenfell) in the investment banking division and established both the investment banking business and private equity business in Italy. From 1986 to 1992 he was managing director of Citibank N.A. in New York and CEO of Citicorp’s Italian merchant bank and at the same time responsible for most of their continental merger and acquisitions activity. From 1970 to 1986 he was vice president and group executive of Manufacturers Hanover Trust in New York (today part of JP Morgan). He attended CCNY and Pace universities in New York. He speaks English and Italian.

Carlo Umberto C. Bonomi joined Investindustrial in 1995 and has served as a board member in a number of Investindustrial companies, including Ducati and Avincis. He also worked on secondment to Service Point Solutions, the world leader in document management for the AEC (Architecture, Engineering and Construction) sector, where he acted first as Chairman and then as CEO. Prior to joining Investindustrial, he was the CEO of the Spanish operations of Postalmarket, Italy’s largest mail order catalogue, and an account executive at Brown Brothers Harriman in New York and London. He holds a B.Sc. in Business Administration from The American College, London. Mr. Bonomi speaks English, French, Italian and Spanish.

Antonio Gatti joined Investindustrial at the end of 2019 following 19 years of investment banking experience at Goldman Sachs, where he was a Managing Director (since 2012) and a Partner (since 2018) in the European mergers and acquisitions group. In 2015, Mr. Gatti also assumed the role of Head of the EMEA Sponsor M&A Group, leading and executing more than 40 transactions. Since 2017, he also served as the Head of EMEA M&A Sellside Group. He holds an MA in Electronic Engineering from the Polytechnic of Milan (2000). Mr. Gatti speaks English and Italian.

The members of our advisory board provide advice to our management team on sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire following the consummation of our initial public offering. However, unlike our management team, our advisors are not responsible for managing our day-to-day affairs and have no authority to engage in substantive discussions with business combination targets on our behalf and do not take, nor participate in, investment or divestment decisions. Our advisors will not be paid, but may be reimbursed by the company for any out-of-pocket expenses in connection with the search of business combination targets before or after the consummation of our initial business combination. We have not currently entered into any formal arrangements or agreements with the members of our advisory board to provide services to us and they will have no fiduciary obligations to present business opportunities to us.

With respect to the above, past performance of Investindustrial, our management team or our advisors is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of management and its affiliates or our advisors as indicative of future performance. See Item 1A “Risk Factors—Past performance by Investindustrial, our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.” Our management has no prior experience in operating blank check companies or special purpose acquisition companies. For a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, please refer to Item 10 “Conflicts of Interest.”

Forward Purchase Agreement

In addition, we believe our ability to complete an initial business combination will be enhanced by our entry into the forward purchase agreement pursuant to which an affiliate of our sponsor has committed to purchase an aggregate of up to 25,000,000 forward purchase shares for $10.00 per share, or an aggregate amount of up to $250,000,000, in a private placement that will close substantially concurrently with the closing of our initial business combination. The proceeds from the sale of these forward purchase shares, together with the amounts available to us from the trust account (after giving effect to any redemptions of public shares and the payment of deferred underwriting commissions) and any other equity or debt financing obtained by us in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post business combination company for working capital or other purposes.

Our Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, to build a company in an industry that complements the experience of our management team and can benefit from our operational expertise. Our acquisition selection process will leverage our team’s network of potential transaction sources, ranging from industry executives, private owners and entrepreneurs, private equity professionals and our extensive network of advisors and consultants across various sectors, which we believe should provide us with a number of business combination opportunities.

We intend to deploy a proactive, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform companies and can help accelerate the target business’ growth and performance. In addition, we intend to utilize the networks and industry experience of Investindustrial and our management team who, over the course of their careers, have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities.

Moreover, given our profile and thematic approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Upon completion of our initial public offering, members of our management team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.

Our Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating potential target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies:

•

having an enterprise value in the range of $1.0-5.0 billion, which could leverage off a public currency to drive accretive acquisitions, fund growth or de-lever and which focus on Consumer, Healthcare, Industrial and Technology sectors;

•	with dynamic and high-quality businesses characterized by sustainable market growth drivers, market and product leadership and an attractive and scalable business model with sound economics; and

•

eligible to put in place specific initiatives aimed at creating sustainable value with a long term vision. Such initiatives would typically include, among others: investments in innovation and product development, cost optimization programs, geographic expansion, active M&A strategy driving market consolidations and Environmental, Social, and Corporate Governance, or ESG, initiatives to improve resilience and minimize risk with a strong leadership team. We would look to partner with owners who are keen to retain significant ownership and a management team committed to accelerate growth and value creation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

In accordance with the rules of the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a specific target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, reports about the potential target business prepared by third parties, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or advisors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, directors or advisors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Investindustrial is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) entered into a definitive agreement with a specific target business with respect to a business combination transaction. Additionally, we will not consider a business combination with any company that has already been identified to Investindustrial as an acquisition candidate for it, unless Investindustrial, in its sole discretion, declines such potential business combination or makes available to our company a co-investment opportunity in accordance with Investindustrial’s applicable existing and future policies and procedures.

Other Considerations

Investindustrial manages or advises (and intends to manage and advise in the future) several investment programmes and may raise additional funds in the future, potentially during the period in which we are seeking our initial business combination. These Investindustrial investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

In addition, certain of our officers, directors and advisors currently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, investment funds, accounts, co-investment vehicles and other entities managed by Investindustrial and certain companies in which Investindustrial or such entities have invested. As a result, if any of our officers, directors or advisors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any Investindustrial funds or other investment vehicles), then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Investindustrial or our advisors may be suitable for both us and a current or future Investindustrial fund, investee company or other investment entity and, subject to applicable fiduciary duties, may first be directed to such fund, investee company or other entity before being directed, if at all, to us. None of Investindustrial, our advisors or any members of our board of directors or officers who are also employed by Investindustrial have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as advisors, officers, employees or executives of Investindustrial. However, we do not expect these duties to present potential material conflicts of interest and to materially affect our ability to complete our initial business combination. To the extent any conflict of interest arises, we believe such conflict of interest will be mitigated, to a certain extent, by the differing nature of the acquisition targets Investindustrial typically considers most attractive for its funds and the types of acquisitions we expect our company to find most attractive. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. In addition, our sponsor, Investindustrial and our advisors owe no fiduciary duty towards us, irrespective of whether or not any of such entities or individuals have any legal or contractual obligations towards other parties.

In addition to the above, our directors, officers and advisors, Investindustrial, or its affiliates may sponsor, form or participate in other blank check companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and the director and officer teams. However, we do not currently expect that any such potential conflicts would materially affect our ability to complete our initial business combination.

In addition, our advisors, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers, directors and advisors have and will have in the future, time and attention requirements for current and future investment funds, accounts, co-investment vehicles and other entities managed by Investindustrial. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investments funds, accounts, co-investment vehicles and other entities managed by Investindustrial (including, without limitation, arising as a result of certain of our advisors, officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles and other entities), Investindustrial will resolve such conflicts of interest in its sole discretion in accordance with its then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses, market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Additionally, we are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

As of December 31, 2020, we had approximately $388,413,000 available to consummate an initial business combination, after payment of the estimated expenses of our initial public offering and $14,087,500 of deferred underwriting fees, excluding any proceeds that we may receive pursuant to the forward purchase agreement. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us on commercially viable terms or at all.

Effectuating Our Initial Business Combination

General

We are currently not engaged, and do not expect to engage in the future, in any operations, until we complete our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, over-allotment, and the sale of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to the forward purchase agreement or other forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering, over-allotment, and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our initial public offering or otherwise. At this time, Other than the forward purchase agreement and the potential availability of the backstop arrangement with our sponsor or its affiliates, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. Other than in connection with the forward purchase agreement, none of our sponsor’s affiliates, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Although our management will seek to assess the risks inherent in a specific target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

Sources of Target Businesses

We anticipate that our officers and directors, as well as their affiliates, may bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. Target business candidates will also be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee may be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, from November 19, 2020, we began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Any such payments prior to our initial business combination is made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or advisors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, directors or advisors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in the section of this Report entitled “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a specific target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the specific target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then issued and outstanding (other than in a public offering);

•

Any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases and Other Transactions With Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going- private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transactions with respect to shares could be (i) to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates may identify the shareholders with whom our sponsor, directors, officers, advisors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials or tender offer documents in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or their affiliates enter into a private transactions, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Our sponsor, directors, officers, advisors or their affiliates will select which shareholders to transact with based on a negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

If we move forward with a business combination, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein.

The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with NYSE’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and public shares held by them (including any shares purchased in our initial public offering or in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 15,093,751, or 37.5%, of the 40,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination, and we instead may search for an alternate business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us, our sponsor or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have 24 months from the closing of our initial public offering to complete our initial business combination. If we have not completed our initial business combination within such 24-month period, we may: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24- month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of our initial public offering. However, if our sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account (as of December 31, 2020), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, over-allotment, and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds held outside the trust account (as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to assess the target business’s management may be limited due to a lack of time, resources or information. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at Suite 1, 3rd Floor, 11-12 St James’s Square, London SW1Y 4LB, United Kingdom from our sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deems necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains and our subsequent annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the required time period. We cannot assure you that any specific target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Additionally, we are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

ITEM 1A.	RISK FACTORS

You should consider carefully all of the risks described below, together with the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or NYSE rules. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our outstanding ordinary shares do not approve of the business combination we complete.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase shares to be used as part of the consideration to the sellers in the initial business combination. If the sale of the forward purchase shares does not close, we may lack sufficient funds to consummate our initial business combination.

In connection with the consummation of our initial public offering, we have entered into a forward purchase agreement with an affiliate of our sponsor, which provides for the purchase by such affiliate of up to $250,000,000 of forward purchase shares for a purchase price of $10.00 per share, in a private placement to occur concurrently with the closing of our initial business combination (provided that the holders of the forward purchase shares will not vote at the general meeting of the company seeking shareholders’ approval of the initial business combination). The proceeds from the sale of these forward purchase shares, together with the amounts available to us from the trust account (after giving effect to any redemptions of public shares and the payment of deferred underwriting commissions) and any other equity or debt financing obtained by us in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financings are sufficient for such cash requirements, our sponsor’s affiliate may, in its discretion, purchase less than 25,000,000 forward purchase shares. The forward purchase agreement contains customary closing conditions, the fulfillment of which is a condition for our sponsor’s affiliate to purchase the forward purchase shares, including that our initial business combination must be consummated concurrently with the purchase of forward purchase shares. If the sale of the forward purchase shares does not close for any reason, including by reason of the failure by our sponsor’s affiliate to fund the purchase price for its forward purchase shares, we may lack sufficient funds to consummate our initial business combination.

If we seek shareholder approval of our initial business combination, after approval of our board, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders beneficially own 20% of our issued and outstanding ordinary shares following the completion of our initial public offering. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need

15,093,751, or 37.5% (assuming all outstanding shares are voted), or 2,515,626, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 40,250,000 public shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, after approval of our board, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you were not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights of our public shares until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by November 23, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by November 23, 2022. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that specific target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.

Since it was first reported to have emerged in December 2019, a novel strain of coronavirus, which causes COVID-19, has spread across the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, potentially including the business of any potential target business with which we intend to consummate a business combination. Furthermore, we may be unable to find or evaluate potential business combination opportunities or complete a business combination at all if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with the target company’s personnel, vendors and services providers in a timely manner, if at all. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination by November 23, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination by November 23, 2022. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the COVID-19 outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we may: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See Item 1A “Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may be unable to consummate an initial business combination on terms favorable to our investors altogether.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The purpose of any such transactions with respect to shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible. See Item 1 “Business—Effecting Our Initial Business Combination—Permitted Purchases and Other Transactions With Respect to Our Securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering, over-allotment, and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we are considered to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, over-allotment, and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See Item 1A “Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our initial public offering, over-allotment, and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate till November 23, 2022, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2020, we had approximately $1.0 million in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate till November 23, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor and/or its affiliates, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See Item 1A “Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to our registration statement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

We do not believe that our anticipated principal activities will subject us to registration under the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination by November 23, 2022 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by November 23, 2022, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, including with the law of the jurisdiction of our incorporation. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not consummated our initial business combination by November 23, 2022, our public shareholders may be forced to wait beyond such to 24 months before redemption from our trust account.

If we have not consummated our initial business combination by November 23, 2022, the proceeds then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond November 23, 2022 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and only then in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any specific target business’s operations.

Our efforts to identify a prospective initial business combination target are not limited to a specific industry, sector or geographic region. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any specific target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a specific target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our management will endeavor to evaluate the risks inherent in a specific target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are currently 459,750,000 and 39,937,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amounts do not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any, or any securities issuable pursuant to the forward purchase agreement. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares, including pursuant to the forward purchase agreement:

•

may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/ or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares are automatically convertible into Class A ordinary shares at the time of the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, and excluding any forward purchase shares; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with Investindustrial, our sponsor, officers, directors or advisors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers, directors and advisors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or advisors. Our directors and advisors may also serve as officers and board members for other entities, including, without limitation, those described under Item 10 “Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers, directors and advisors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in Item 1 “Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or advisors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may engage in a business combination with one or more target businesses which will face competition from current of future investee companies of Investindustrial, which may raise potential conflicts of interest.

Investindustrial currently holds investee companies or may in the future acquire investee companies that could compete, directly or indirectly, with our potential target business with which we intend to consummate a business combination and therefore will compete, directly or indirectly, and have conflicts of interest with respect to cross-clientele, distributors, providers and management, with our post-business combination company.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On September 10, 2020, our sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of us in exchange for issuance of an aggregate of 10,062,500 founder shares, or approximately $0.002 per share. Our sponsor has transferred 25,000 Class B ordinary shares to each of Mr. Roscini and Ms. Whelan and 75,000 Class B ordinary shares to Mr. Ermotti, in each case, on November 18, 2020. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 6,700,000 private placement warrants for an aggregate purchase price of $10,050,000, or $1.50 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, over-allotment, and the sale of the private placement warrants and the forward purchase shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering, over-allotment and the sale of private placement warrants provided us with an aggregate of $402.5 million, consisting of net proceeds of $343.0 million from the initial public offering (net of $7.0 million in underwriting costs), $51.5 million from the full exercise of the underwriters’ over-allotment option (net of $1.1 million in underwriting costs), and proceeds of $10.1 million from the sale of private placement warrants. These amounts exclude any proceeds that we may receive pursuant to the forward purchase agreement.

In addition, we have entered into a forward purchase agreement with an affiliate of our sponsor, which provides for the purchase by such affiliate of up to $250,000,000 of forward purchase shares for a purchase price of $10.00 per share, in a private placement to occur concurrently with the closing of our initial business combination (provided that the holders of the forward purchase shares will not vote at the general meeting of the company seeking shareholders’ approval of the initial business combination). The forward purchase shares will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of these forward purchase shares, together with the amounts available to us from the trust account (after giving effect to any redemptions of public shares and the payment of deferred underwriting commissions) and any other equity or debt financing obtained by us in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financings are sufficient for such cash requirements, our sponsor’s affiliate may, in its discretion, purchase less than 25,000,000 forward purchase shares. There can be no assurance that the forward purchase will close.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 to avoid becoming subject to the SEC’s penny stock rules. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even if a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require a special resolution under Cayman Islands law, which (except as described below) requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the then outstanding private placement warrants. Amending the provisions in our amended and restated memorandum and articles of association relating to the sole ability of the holders of Class B ordinary shares to appoint or remove directors prior to the business combination will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least 90% of the shareholders who attend and vote at a general meeting of the company. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination by November 23, 2022 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering, over-allotment, and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering, over-allotment, and the sale of the private placement warrants and forward purchase shares are sufficient to allow us to complete our initial business combination, because we have not yet entered into a definitive agreement with any specific business combination target we cannot ascertain the capital requirements for any particular transaction. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, and the net proceeds of the sale of the private placement warrants and forward purchase shares, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. Other than in connection with the forward purchase agreement, none of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders beneficially own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of our initial business combination. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which (except for those directors elected prior to our first annual general meeting) will serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Additionally, we have entered into a registration and shareholder rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules typically require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing of our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the required time period.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a specific target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will complete our initial business combination only if the post-transaction company in which our public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	regulations related to anti-trust matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States and the Cayman Islands.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income, or otherwise subject it to adverse tax consequences, in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. In addition, shareholders or warrant holders may be subject to withholding taxes, other taxes, or other adverse tax consequences with respect to their interests in us after any such reincorporation.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with United States securities laws and Cayman laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws and Cayman laws. If new management is unfamiliar with United States securities laws and Cayman laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular the members of our board of directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers, directors and advisors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers, directors and advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and advisors is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers and advisors (who, for the avoidance of doubt, do not have any corporate powers and act solely as consultants to the company) are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers and board members for other entities. If our officers’, directors’ and advisors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’, directors’ and advisors’ other business affairs, please see Item 10 “Directors and Executive Officers.”

Our officers, directors and advisors have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Certain of our officers, directors and advisors have fiduciary or contractual obligations to other entities pursuant to which such officer, director and advisor is or will be required to present a business combination opportunity. Accordingly, if any of our officers, directors or advisors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers, directors or advisors will not materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any officer, director or advisor unless such opportunity is expressly offered to such person solely in his or her capacity as a director, officer or advisor of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director, officer or advisor is permitted to refer that opportunity to us without violating another legal obligation. In addition, neither of our sponsor, Investindustrial and our advisors owe any fiduciary duty towards us, irrespective of whether or not any of such entities or individuals have any legal or contractual obligations towards other parties.

In addition, Investindustrial, our sponsor and our officers, directors and advisors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. We do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

For a complete discussion of our officers’, directors’ and advisors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10 “Directors and Executive Officers,” Item 10 “Conflicts of Interest” and Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, advisors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, advisors, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors, officers or advisors, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors, officers and advisors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’, officers’ and advisors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 180 days following the date of our initial public offering will require the prior written consent of the underwriters and such limitations on liquidation and redemptions are included in the amended and restated certificate memorandum and articles of association which requires shareholder approval to amend). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement.

Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination by November 23, 2022 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we do not complete an initial business combination by November 23, 2022, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the NYSE. However, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our initial public offering, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are at present more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, our share price would generally be required to be at least $4.00 per share and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, our Class A ordinary shares and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, it is possible that a majority or all of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Since only holders of our founder shares will have the right to vote on the election of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 65% of the then outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder. This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination (excluding any forward purchase shares) at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send notice of such redemption to the warrants holders and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant , provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase up to 13,416,667 Class A ordinary shares as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering and the underwriters’ subsequent full exercise of the over-allotment option, we issued in private placements an aggregate of 6,700,000 private placement warrants at $1.50 per warrant. Our initial shareholders currently hold 10,062,500 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if the sponsor, members of our management team or their affiliates make any working capital loans, such loans may be converted into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuances will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to and to maintain the effectiveness of such registration statement and a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus relating to our initial public offering, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. If holders exercise their warrants on a cashless basis, the number of Class A ordinary shares that they will receive upon such cashless exercise will be based on a formula subject to a maximum amount of 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold than they would have upon a cash exercise.

In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to our registration and shareholder rights agreement, our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. Pursuant to the forward purchase agreement, we have agreed to use reasonable best efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which our sponsor or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the forward purchase agreement provides for certain “piggy-back” registration rights to the holders of forward purchase shares to include their securities in other registration statements filed by us. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.

General Risk Factors

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by Investindustrial, our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding Investindustrial, our management team, our advisors and their respective affiliates (including investment funds managed or advised by Investindustrial), including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. The past performance of Investindustrial, our management team, our advisors or their respective affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or our advisor’s or their respective affiliates’ performance as indicative of our future performance.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We will depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). In addition, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located at Suite 1, 3rd Floor, 11-12 St James’s Square, London SW1Y 4LB, United Kingdom, and our telephone number is +44 20 7400 3333. Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

ITEM 3.	LEGAL PROCEEDINGS

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbol “IIAC.U”, “IIAC” and “IIAC WS” respectively. Our units commenced public trading on November 19, 2020. Our Class A ordinary shares and warrants began separate trading on January 11, 2021.

(b)	Holders

On December 31, 2020, there was one holder of record for our units, 1 holder of record for our Class A ordinary shares, four holders of our Class B ordinary shares and one holder of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

On September 10, 2020, the Sponsor paid $25,000 to cover certain formation and general and administrative costs of the Company in consideration of 10,062,500 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the initial public offering on November 23, 2020 (the “Initial Public Offering”), the Company completed the private placement of an aggregate of 6,000,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million (the “Private Placement”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the full exercise of the underwriters’ over-allotment option, on November 27, 2020 (the “Over-Allotment”), the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 700,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $1.1 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a promissory note issued by the Company to the Sponsor (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2021 or the consummation of the Initial Public Offering. As of September 30, 2020, the Company borrowed approximately $61,000 under the Note. Subsequent to September 30, 2020, the Company’s liquidity needs had been satisfied with additional loan of approximately $66,000 from the Sponsor, for a total amount of approximately $127,000 under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on December 11, 2020.

Furthermore, on January 15, 2021, the Company entered into a convertible promissory note with Sponsor pursuant to which Sponsor agreed to loan the Company up to an aggregate principal amount of $750,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the earlier of: (i) November 23, 2022 or (ii) the effective date of a Business Combination. Up to $750,000 of the Promissory Note may be converted into warrants to purchase Class A ordinary shares at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants.

We incurred a total of $23.1 million in underwriting discounts and commissions related to the Initial Public Offering, of which the underwriters agreed to defer $14.1 million. Additionally, from September 7, 2020 (inception) through December 31, 2020, we incurred approximately $1.1 million for costs and expenses related to the initial public offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $14.1 million, which amount will be payable upon consummation of our initial business combination) and offering expenses, the total net proceeds from the initial public offering, over-allotment and the sale of the private placement warrants were approximately $404,500,000 of which $402,500,000 (or $10.00 per share sold in the initial public offering and exercise of the over-allotment option) was placed in the trust account.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Investindustrial Acquisition Corp.,” “our,” “us” or “we” refer to Investindustrial Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on September 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private placement shares, our shares, debt or a combination of cash, equity and debt.

Our sponsor is Investindustrial Acquisition Corp. L.P, a limited partnership incorporated in England and Wales (the “Sponsor”). Our registration statement for the Initial Public Offering was declared effective on November 18, 2020. On November 23, 2020, we consummated an Initial Public Offering of 35,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at an offering price of $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $19.3 million, inclusive of approximately $12.3 million in deferred underwriting commissions. On November 24, 2020, the Underwriters fully exercised the over-allotment option to purchase an additional 5,250,000 Units (the “Over-Allotment Units”). On November 27, 2020, the Company completed the sale of the Over-Allotment Units to the Underwriters (the “Over-Allotment”), generating gross proceeds of $52.5 million and incurring additional offering costs of approximately $2.9 million in underwriting fees (inclusive of approximately $1.8 million in deferred underwriting commissions).

Simultaneously with the closing of the Initial Public Offering on November 23, 2020, the Company completed the private placement (the “Private Placement”) of an aggregate of 6,000,000 Private Placement warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million. Simultaneously with the closing of the Over-Allotment, on November 27, 2020, the Company consummated the second private placement (the “Second Private Placement”), resulting in the purchase of an aggregate of an additional 700,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $1.1 million.

Upon the closing of the Initial Public Offering and the Private Placement, an aggregate of $350.0 million ($10.00 per Unit), consisting of $343.0 million of the net proceeds of the Initial Public Offering and $7.0 million of the gross proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market fund meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Upon closing of the Over-Allotment and the Second Private Placement, an aggregate of $52.5 million ($10.00 per Unit) was placed in the Trust Account, for a total of $402.5 million deposited in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, over-allotment, and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

Notwithstanding the foregoing, if we seek shareholder approval of a Business Combination and do not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without our prior consent.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1,044,000 in its operating bank account, working capital of approximately $586,000, and cash and marketable securities held in the Trust Account of $402,500,000.

The Company’s liquidity needs up to December 31, 2020 were satisfied through the receipt of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for the issuance of the Founder Shares (as defined below), and a loan of approximately $61,000 pursuant to the Note issued to the Sponsor, an additional loan of approximately $66,000 from the Sponsor, for a total amount of approximately $127,000 under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on December 11, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. The Company has no borrowings outstanding under Working Capital Loans to date.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that the Company’s equity or debt is used, in whole or in part, as consideration to complete the initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue growth strategies.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of operations and/or search of a target company, the specific impact is not readily determinable as of the date of the balance sheet. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to December 31, 2020 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from September 7, 2020 (inception) through December 31, 2020, we had net loss of approximately $374,000, which consisted solely of general and administrative expenses.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an administrative support agreement described below.

Registration and Shareholder Rights

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

The Underwriters were paid a cash underwriting discount of $0.20 per Unit, or approximately $8.1 million in the aggregate, paid upon the closing of the Initial Public Offering and Over-Allotment. In addition, $0.35 per Unit, or approximately $14.1 million in the aggregate will be payable to the Underwriters for deferred underwriting commissions. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

Commencing on the effective date the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred approximately $14,000 in expenses in connection with such services during the period from September 7, 2020 (inception) through December 31, 2020 as reflected as Due to Related Party on the balance sheet at December 31, 2020.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The company has identified the following as its critical accounting policies:

Deferred Offering Costs Associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering in November 2020.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the year ended December 31, 2020, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. The Company has not considered the effect of the warrants sold in our initial public offering (including the consummation of the over-allotment option) and the private placement to purchase an aggregate of 39,697,368 Class A ordinary shares in the calculation of diluted net loss per ordinary share, because their inclusion would be anti-dilutive under the treasury stock method. The Trust Account generated no interest or realized gains or losses for the year ended December 31, 2020. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B nonredeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At December 31, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 38,399,805 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our audited financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the audited financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the audited financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of December 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-16 comprising a portion of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2020 covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Roberto Ardagna	40	Chief Executive Officer and Director
Andrea Cicero	49	Chief Financial Officer
Sergio Ermotti	60	Chairman Nominee
Michael Karangelen	52	Director
Dante Roscini	62	Director
Tensie Whelan	60	Director

Roberto Ardagna has served as a Director of Investindustrial Acquisition Corp. since September 7, 2020 and was appointed as the Chief Executive Officer on September 10, 2020. Mr. Ardagna joined Investindustrial in 2010 and currently leads the team focused on companies with high growth potential. In this role, since 2018 he has led the acquisition of 16 companies, including add-ons and comprising, among others, the leading European producer of PVC-based thermoplastic solutions, Benvic, the British interior designer, OKA and the Italian food supplement manufacturer, Procemsa. Prior to joining Investindustrial, he worked for 4 years as an investment executive in the European Real Estate division of The Carlyle Group. He graduated from Bocconi University and holds an MBA from Harvard Business School. He speaks English and Italian.

Andrea Cicero has served as the Chief Financial Officer of Investindustrial Acquisition Corp. since September 10, 2020. Mr. Cicero has gathered more than 15 years of experience as Finance Director in global leading corporations. Mr. Cicero has been with Investindustrial for 14 years, including his tenure as Chief Financial Officer of two Investindustrial portfolio companies. During his time at Investindustrial, Mr. Cicero was appointed as Chief Financial Officer for Avincis, one of the world’s largest provider of mission critical aerial services and Chief Financial Officer for Sage Logic Control, a Spanish leading provider of software and technology solutions for small and medium-sized enterprises, or SMEs. Sage Logic Control is part of The Sage Group PLC a global market leader for technology listed on the London Stock Exchange. Mr. Cicero worked as Chief Financial Officer and subsequently Managing Director at Babcock Mission Critical Service, part of Babcock International PLC, a leading provider of critical engineering services supporting national defense to save lives and protect communities, listed on the London Stock Exchange. He started his career at Japan Eurotex. Mr. Cicero holds a B.A. in Economics from the University of Pavia, Italy. He speaks English, Italian, Spanish and French.

Sergio Ermotti has served as chairman of Investindustrial Acquisition Corp. since January 2021. Mr. Ermotti is a member of the board of directors of Swiss Re Ltd. since 2020. Mr. Ermotti was the Chief Executive Officer of UBS Group from 2011 to October 31, 2020 and remained an employee of UBS Group until December 31, 2020. Prior to joining UBS, Mr. Ermotti was Deputy Chief Executive of UniCredit from 2007 to 2010, and Head of Markets & Investment Banking from 2005 to 2007. Prior to joining UniCredit, Mr. Ermotti held various positions at Merrill Lynch between 1987 and 2003, including Co-head of Global Equity Markets, Head of Equity Markets EMEA, Head of Global Equity Linked Products, Head of Global Equity Derivatives and Head of the European equity derivatives unit. Mr. Ermotti is a Swiss-certified banking expert and a graduate of the Advanced Management Program at Oxford University.

Michael Karangelen has served as a director of Investindustrial Acquisition Corp. since November 2020. Mr. Karangelen joined Investindustrial in 2016 and currently leads the U.S. team. Prior to joining Investindustrial, Mr. Karangelen was with TowerBrook Capital Partners from 2006 to 2016, where he most recently served as a Managing Director, Brera Capital Partners from 1999 to 2006, Eschelon Telecom, Inc. from 1997 to 1999 as Director of Business Development and Stolberg Partners from 1994 to 1997 as Vice President. Prior to that, Mr. Karangelen held various positions at S.G. Warburg and Goldman Sachs in London and New York. Mr. Karangelen is a Trustee Emeritus of the Student Agencies Foundation, a non-profit dedicated to the promotion of entrepreneurship and business learning at Cornell University. Prior to becoming Trustee Emeritus in 2020, Mr. Karangelen was a Trustee from 1988 to 2019 and Chairman & President from 2012 to 2019. Mr. Karangelen has also been a member of the advisory board of Entrepreneurship at Cornell since 2000, a member of the Cornell University Council from 2010 to 2020, a board member and chairman of Student

Agencies, Inc and Student Agencies Properties, Inc from 1988 to 2020, a founder and member of the board of managers of eLab LLC, a member of the board of trustees of The Bedford Playhouse from 2017 to 2019, a trustee of Girls Prep, a charter school, from 2011 to 2015 and a member of the advisory council of Cornell University’s college of arts and sciences from 2005 to 2011. Mr. Karangelen holds a bachelor of arts in Economics from Cornell University.

Dante Roscini has served as a director of Investindustrial Acquisition Corp. since November 2020. Mr. Roscini is Professor of Management Practice at Harvard Business School, where he teaches the course Managing International Trade and Investment. Prior to joining the Harvard Business School faculty in 2008, Mr. Roscini gathered more than 20 years of experience in finance. Mr. Roscini was with Morgan Stanley International from 2005 to 2008 where he was Chairman of European Capital Markets and Italy Country Head, with Merrill Lynch from 1998 to 2005 where he was Global Head of Equity Capital Markets and Head of the European Financing Group and with Goldman Sachs from 1988 to 1998 where was Head of European Equity Capital Markets. Prior to that, Mr. Roscini held positions as a strategy consultant at The Boston Consulting Group, as a senior project manager at Westinghouse Electric Company and as a nuclear engineer at Ansaldo Nucleare. Mr. Roscini is also the lead independent director of Telecom Italia since 2018, the Chairman of the board of directors of Credimi since 2016, a member of the board of directors of Antares Vision since 2019, a member of the international advisory board of Akbank since 2016, the Chairman of the advisory board of IDEA CCR since 2016, a member of the advisory board of Sinergia III since 2020. Mr. Roscini was also a member of the board and Chairman of the Compensation Committee of Kairos Partners SGR and Kairos Julius Baer SIM from 2008 to 2019, a member of the board of directors and Chairman of the compensation committee of Promethean Ltd. from 2009 to 2015 and member of the board of directors of Morgan Stanley International from 2005 to 2008. Mr. Roscini holds an MBA from Harvard Business School (1988) and a Bachelor of Science in Nuclear Engineering from the University of Rome (1981).

Tensie Whelan has served as a director of Investindustrial Acquisition Corp. since November 2020. Ms. Whelan is Clinical Professor for Business and Society at NYU Stern School of Business and Director of the NYU Stern Center for Sustainable Business. Prior to joining NYU in 2015, Ms. Whelan gathered more than 25 years of experience in the management of complex organizations, including during her tenure from 2000 to 2015 as the president of Rainforest Alliance, an international NGO which works to protect forests on more than 180 million acres of land in over 60 countries, working with 5K businesses. Prior to joining the Rainforest Alliance in 2000, Ms. Whelan held various senior management positions at Whelan Associates, a strategic planning consultancy which, among other projects, assisted in the planning and construction of Brooklyn Bridge Park, where she served as president from 1997 to 2000, the NY League of Conservation Voters, the organization that led the successful campaign to pass the 1996 Clean Water/Clean Air Bond Act, where she served as executive director from 1992 to 1997, and the National Audubon Society, where she served as vice-president from 1989 to 1992. Ms. Whelan was also a member of the board of directors of GlobeScan and was a member of the board of directors of Aston Martin Lagonda Ltd, from 2018 to 2020, a member of the sourcing advisory board of Unilever, from 2005 to 2015, and a member of the advisory boards of Nespresso, from 2012 to 2015, Sustainable Brands from 2012 to 2015, and Social Accountability International, from 2011 to 2015. She is currently on the advisory boards of Arabesque, Inherent Group, Giant Ventures, and is an Advisor to the Future Economy Project at Harvard Business Review. Ms. Whelan holds an executive education OPM certificate from Harvard Business School (2015), a Master of Arts in international communication from American University (1983) and a Bachelor of Arts in Political Science from NYU (1980).

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Dante Roscini and Tensie Whelan, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Sergio Ermotti, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Roberto Ardagna and Michael Karangelen, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Sergio Ermotti, Dante Roscini and Tensie Whelan is an “independent director” as defined in the NYSE listing standards and applicable SEC rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Dante Roscini, Tensie Whelan and Sergio Ermotti serve as members of our audit committee, and Dante Roscini serves as chair of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Sergio Ermotti, Dante Roscini and Tensie Whelan meet the independent director standard under NYSE listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Dante Roscini qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•

setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Dante Roscini, Tensie Whelan and Sergio Ermotti serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Sergio Ermotti, Dante Roscini and Tensie Whelan are independent and Tensie Whelan serves as chair of the compensation committee.

We adopted a compensation committee charter, which details the purpose and principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•

reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors. Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support services and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Dante Roscini and Tensie Whelan and Dante Roscini will serve as chair of the nominating and corporate governance committee until January 1, 2021. Starting January 1, 2021, Sergio Ermotti will serve as chair of the nominating and corporate governance committee.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Business Conduct and Ethics as an exhibit to our registration statement. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference in, or otherwise a part of, this Report.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Investindustrial manages or advises (and intends to manage and advise in the future) several investment programmes. Funds managed by Investindustrial may compete with us for acquisition opportunities. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Investindustrial may be suitable for both us and for a current or future Investindustrial fund or investee company and may be directed to such entity rather than to us. Investindustrial, our advisors, directors or management do not have any obligation to present us with any opportunity for a potential business combination of which they become aware. Investindustrial, our advisors, directors and our management, in their capacities as employees of Investindustrial or in their other endeavors (such as board memberships in other companies), may be required to present potential business combinations to the related entities described above, current or future Investindustrial investment funds and companies, or third parties, before they present such opportunities to us.

Additionally, funds managed or advised (currently or in the future) by Investindustrial may also currently hold investee companies or may in the future acquire investee companies that will compete, directly or indirectly, with our potential target business with which we intend to consummate a business combination and therefore may compete, directly or indirectly, and have conflicts of interest with respect to cross-clientele, distributors, providers and management, with our post-business combination company.

Each of our officers, directors and advisors has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers, directors or advisors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director, officer or advisor unless such opportunity is expressly offered to such person solely in his or her capacity as a director, officer or advisor of the company and it is an opportunity that we are able to complete on a reasonable basis. In addition, neither of our sponsor, Investindustrial and our advisors owe any fiduciary duty towards us, irrespective of whether or not any of such entities or individuals have any legal or contractual obligations towards other parties. We do not believe, however, that the fiduciary duties or contractual obligations of our officers, directors or advisors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Roberto Ardagna	Investindustrial	Private Equity	Senior Principal
	Knoll, Inc.	Furniture Design	Director
	Sports Cars (England) Holdings Ltd	Automotive	Director
	Vaimo Srl	Casual Dining	Director
	Baumont Real Estate Capital Ltd	Real Estate Private Equity	Director
	Specialty Chemicals International Ltd	Chemical	Director
	Training Business Network, S.L.	Education	Director
	DT Holding SPA	Industrial Automotion	Director

Andrea Cicero	Investindustrial	Private Equity	Principal

Sergio Ermotti	Swiss RE Ltd	Financial institution	Member of the Board of Directors

Michael Karangelen	Investindustrial Advisers, Inc.	Investment group	Chief Executive Officer
	Student Agencies Foundation	Non-profit	Trustee Emeritus
	Jacuzzi Brands LLC	Plumbing manufacturing	Member
	Entrepreneurship at Cornell	Non-profit	Advisory Board Member

Dante Roscini	Harvard Business School	University	Professor
	TIM	Telecommunication services	Director
	Credimi	Financial services	Chairman
	Antares Vision	Inspection systems provider	Director
	Akbank	Financial institution	Member of Advisory Board
	Sinergia III	Investment fund	Member of Advisory Board
	Idea CCR	Investment fund	Chairman of Advisory Board

Tensie Whelan	NYU Stern School of Business	University	Professor
	NYU Stern Center for Sustainable Business	University	Director

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

•	We have entered into a forward purchase agreement with an affiliate of our sponsor.

•

Our initial shareholders purchased founder shares prior to the date of our initial public offering and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, capitalization of shares, share dividends, rights issuances, subdivisions reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a merger, share exchange, asset acquisition, share purchase, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (except with respect to permitted transferees ).

•

The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) are not transferable until 30 days following the completion of our initial business combination. Because each of our officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a specific target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities were first listed on NYSE, we began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month.

In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote any founder shares and public shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers, Directors and Advisors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association may provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We may enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association and may also enter into such agreements with our advisors. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers, directors and advisors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers, directors and advisors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers, directors and advisors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, advisors or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11.	EXECUTIVE COMPENSATION

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers after the completion of our initial business combination will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Report, and as adjusted to reflect the sale of our Class A ordinary shares included in the units offered by our prospectus, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers, directors and director nominees; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not currently exercisable.

On September 10, 2020, our sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of us in exchange for issuance of 10,062,500 founder shares or approximately $0.002 per share. Our sponsor has transferred 25,000 Class B ordinary shares to each of Mr. Roscini and Ms. Whelan and 75,000 Class B ordinary shares to Mr. Ermotti, in each case, on November 18, 2020. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 40,250,000 units and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering.

Name of Beneficial Owners(1)	Class B ordinary shares		Class A ordinary shares		Approximate Percentage of Voting Control
	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Investindustrial Acquisition Corp., L.P.(3)(4)	9,937,500	98.8%	—	—	19.8%
Roberto Ardagna(5)	—	—	—	—	—
Andrea Cicero(5)	—	—	—	—	—
Sergio Ermotti(3)(5)	75,000	*	—	—	*
Michael Karangelen(5)	—	—	—	—	—
Dante Roscini(5)	25,000	*	—	—	*
Tensie Whelan(5)	25,000	*	—	—	*
All officers and directors as a group (six individuals)	125,000	1.2%	—	*	*
Baupost Group, L.L.C(6)	—	—	2,100,000	5.2%	4.2%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is Suite 1, 3rd Floor, 11-12 St James’s Square, London SW1Y 4LB, United Kingdom.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares are automatically convertible into Class A ordinary shares at the time of the consummation of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment, as more fully described under the heading “Description of Securities–Founder Shares” of our final prospectus (File No. 333-249462), filed in connection with our initial public offering.

(3)

Our sponsor is controlled by its general partner, Acquisition Corp. GP Limited, which is governed by a three-member board of directors composed of Gayle Swanson, Marc Harris and Rajeev Menon. Each director has one vote, and the approval of a majority of the directors is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no individual director of the general partner of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which such director directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)	Excludes 6,700,000 Class A ordinary shares which may be purchased by exercising warrants that are not presently exercisable.
(5)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our sponsor or its affiliates.
(6)

Represents 2,100,000 Units held by The Baupost Group, L.L.C (“Baupost”). Baupost is a registered investment adviser and acts as an investment adviser and general partner to various private investment limited partnerships. Securities reported on its Schedule 13G as being beneficially owned by Baupost were purchased on behalf of certain of such partnerships. Baupost Group GP, L.L.C. (“BG GP”), as the Manager of Baupost, and Seth A. Klarman, as the Managing Member of BG GP and a controlling person of Baupost, may be deemed to have beneficial ownership under Section 13 of the Securities Exchange Act of 1934, as amended, of the securities beneficially owned by Baupost. Baupost’s principal business office is located at 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116.

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On September 10, 2020, the Sponsor paid $25,000 to cover certain costs of the Company in consideration of 10,062,500 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On November 18, 2020, the Sponsor transferred an aggregate of 125,000 Founder Shares to the Company’s independent directors. The Sponsor had agreed to forfeit up to 1,312,500 Founder Shares to the extent that the Over-Allotment Option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Warrants) after the Initial Public Offering. On November 24, 2020, the Underwriters fully exercised the Over-Allotment Option to purchase the Over-Allotment Units and on November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters in full; thus, these 1,312,500 Class B ordinary shares are no longer subject to forfeiture.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of approximately $9.0 million. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. In connection with the underwriter’s full exercise of its Over-Allotment Option, the Company also consummated the sale of an additional 700,000 Private Placement Warrants at $1.50 per warrant, generating total proceeds of approximately $1.1 million.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

On September 10, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the earlier of March 31, 2021, or the completion of the Initial Public Offering. As of September 30, 2020, the Company had borrowed approximately $61,000 under the Note. Subsequent to September 30, 2020, the Company’s liquidity needs had been satisfied with an additional loan of approximately $66,000 from the Sponsor, for a total amount of approximately $127,000 under the Note. The Company repaid the Note in full on December 11, 2020.

Furthermore, on January 15, 2021, the Company entered into a convertible promissory note with Sponsor pursuant to which Sponsor agreed to loan the Company up to an aggregate principal amount of $750,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the earlier of: (i) November 23, 2022 or (ii) the effective date of a Business Combination. Up to $750,000 of the Promissory Note may be converted into warrants to purchase Class A ordinary shares at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors have adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from December 31, 2019 through December 31, 2020 totaled $88,490. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from December 31, 2019 through December 31, 2020.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from December 31, 2019 through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the period from December 31, 2019 through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Description of Registrant’s Securities.*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and certain other equityholders named therein. (1)

10.4	Letter Agreement among the Registrant, the Sponsor and the Registrant’s officers and directors.(1)

10.5	Administrative Services Agreement between the Registrant and the Sponsor.(1)

10.6	Forward Purchase Agreement between the Registrant and an affiliate of the Sponsor. (1)

21	List of Subsidiaries*

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description
101.INS	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 23, 2020.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021

INVESTINDUSTRIAL ACQUISITION CORP.

/s/ Roberto Ardagna
Name: Roberto Ardagna
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sergio Ermotti	Chairman	March 31, 2021
Sergio Ermotti

/s/ Roberto Ardagna	Chief Executive Officer and Director	March 31, 2021
Roberto Ardagna	(Principal Executive Officer)

/s/ Andrea Cicero	Chief Financial Officer	March 31, 2021
Andrea Cicero	(Principal Financial Officer)

/s/ Michael Karangelen	Director	March 31, 2021
Michael Karangelen

/s/ Dante Roscini	Director	March 31, 2021
Dante Roscini

/s/ Tensie Whelan	Director	March 31, 2021
Tensie Whelan

INVESTINDUSTRIAL ACQUISITION CORP

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Investindustrial Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Investindustrial Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from September 7, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 7, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2021

INVESTINDUSTRIAL ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

Assets:
Current assets
Cash	$1,044,177
Prepaid expenses	751,781

Total current assets	1,795,958
Investments held in Trust Account	402,500,000

Total Assets	$404,295,958

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$767.969
Accrued expenses	428,433
Due to related party	14,000

Total current liabilities	1,210,402
Deferred underwriting commissions	14,087,500

Total Liabilities	15,297,902

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 at $10.00 per share authorized, 38,399,805 shares subject to possible redemption	383,998,050
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,850,195 shares issued and outstanding (excluding 38,399,805 shares subject to possible redemption)	185
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	5,372,986
Accumulated deficit	(374,171)

Total shareholders’ equity	5,000,006

Total Liabilities and Shareholders’ Equity	$404,295,958

The accompanying notes are an integral part of these financial statements.

INVESTINDUSTRIAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period From September 7, 2020 (inception) through December 31, 2020
General and administrative expenses	$374,171

Loss from operations	(374,171)

Net loss	$(374,171)

Weighted average shares outstanding of Class A ordinary shares	39,697,368

Basic and diluted net income per ordinary share	$0.00

Weighted average shares outstanding of Class B ordinary shares	9,148,438

Basic and diluted net loss per ordinary share	$(0.04)

The accompanying notes are an integral part of these financial statements.

INVESTINDUSTRIAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance – September 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Sale of units in initial public offering, gross	40,250,000	4,025	—	—	402,495,975	—	402,500,000
Offering costs	—	—	—	—	(23,202,773)	—	(23,202,773)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	10,050,000	—	10,050,000
Shares subject to possible redemption	(38,399,805)	(3,840)	—	—	(383,994,210)	—	(383,998,050)
Net loss	—	—	—	—	—	(374,171)	(374,171)

Balance - December 31, 2020	1,850,195	$185	10,062,500	$1,006	$5,372,986	$(374,171)	$5,000,006

The accompanying notes are an integral part of these financial statements.

INVESTINDUSTRIAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period From September 7, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(374,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account
Changes in operating assets and liabilities:
Prepaid expenses	(726,781)
Accrued expenses	428,433
Accounts payable	767,969
Due to related party	14,000

Net cash used in operating activities	109,450

Cash Flows from Investing Activities: Cash deposited in Trust Account	(402,500,000)

Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	402,500,000
Proceeds received from private placement	10,050,000
Payment of offering costs	(1,065,273)
Underwriting discount	(8,050,000)
Proceeds of note payable from related parties	127,448
Repayment of note payable from related parties	(127,448)

Net cash provided by financing activities	403,434,727

Net increase in cash	1,044,177
Cash - beginning of the period	—

Cash - end of the period	$1,044,177

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$168,100
Deferred underwriting commissions in connection with the initial public offering	$14,087,500
Formation and G&A costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Value of Class A ordinary shares subject to possible redemption	$383,998,050

The accompanying notes are an integral part of these financial statements.

INVESTINDUSTRIAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Investindustrial Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on September 7, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating its Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and manage a business in the industrial and consumer sectors. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 7, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Investindustrial Acquisition Corp. L.P, a limited partnership incorporated in England and Wales (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2020. On November 23, 2020, the Company consummated its Initial Public Offering of 35,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”) at an offering price of $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $20.2 million, inclusive of approximately $12.3 million in deferred underwriting commissions (Note 5). The Company granted the underwriters of the Initial Public Offering (the “Underwriters”) a 45-day option from the date of the final Form 10-K relating to the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments (the “Over-Allotment Option”), if any, at $10.00 per Unit. On November 24, 2020, the Underwriters fully exercised the Over-Allotment Option to purchase an additional 5,250,000 Units (the “Over-Allotment Units”). On November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters (the “Over-Allotment”), generating gross proceeds of $52.5 million, and incurred additional offering costs of approximately $2.9 million in underwriting fees (inclusive of approximately $1.8 million in deferred underwriting commissions) (Note 6).

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

Upon the closing of the Initial Public Offering and the Private Placement, an aggregate of $350.0 million ($10.00 per Unit), consisting of $343.0 million of net proceeds of the Initial Public Offering and $7.0 million of the gross proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market fund meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Upon closing of the Over-Allotment and the Second Private Placement, an aggregate of $52.5 million ($10.00 per Unit) was placed in the Trust Account, for a total of $402.5 million deposited in the Trust Account.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, Over-Allotment, and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the Underwriters (as discussed in Note 5).

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Warrants held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The Underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1,044,000 in its operating bank account, working capital of approximately $586,000, and cash and marketable securities held in the Trust Account of $402,500,000.

The Company’s liquidity needs up to December 31, 2020 had been satisfied through $25,000 paid by the Sponsor to cover certain expenses on the Company’s behalf in exchange for the issuance of the Founder Shares (as defined below), a loan of approximately $61,000 pursuant to the Note issued to the Sponsor, and an additional loan of approximately $66,000 from the Sponsor, for a total amount of approximately $127,000 under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on December 11, 2020 (Note 4). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). The Company has no borrowings outstanding under Working Capital Loans to date.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds held outside the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that the Company’s equity or debt is used, in whole or in part, as consideration to complete the initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue growth strategies.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of operations and/or search of a target company, the specific impact is not readily determinable as of the date of the audited financial statements were available to be issued. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the audited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

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

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s audited financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the audited financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1,044,000 in cash and no cash equivalents as of December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

• Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

• Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

• Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised mainly of investments in U.S. government securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Financial Instruments

The fair values of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the audited balance sheet.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company’s statement of operations include a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share, basic and diluted, for Class A ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the year ended December 31, 2020, by the weighted average number of Class A ordinary shares outstanding since original issuance. The Company has not considered the effect of the warrants sold in our initial public offering (including the consummation of the over-allotment option) and the private placement to purchase an aggregate of 20,116,667 Class A ordinary shares in the calculation of diluted net loss per ordinary share, because their inclusion would be anti-dilutive under the treasury stock method. The Trust Account generated no interest or realized gains or losses for the year ended December 31, 2020. Net loss per share, basic and diluted, for Class B ordinary shares is calculated by dividing the net loss, adjusted for loss attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. Class B ordinary shares include the Founder Shares (as defined in Note 4) as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering in November 2020. Offering costs of $23,202,773 inclusive of deferred offering costs amounting to $14,087,500, were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company’s management determined that the Cayman Islands and the United Kingdom are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from September 7, 2020 (inception) through December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. However, it is currently management’s intention to conduct the affairs of the Company so that the central management and control of the Company is exercised in the United Kingdom and that accordingly the Company will be treated as tax resident in the United Kingdom. Income tax is imposed on taxable profits by the Government of the United Kingdom. In accordance with United Kingdom taxation law, income taxes are levied on the Company’s profits at the rate of 19%. Management has determined that expenses incurred through December 31, 2020 are not deductible in the United Kingdom and therefore there is no provision for income taxes for the period from September 7, 2020 (inception) through December 31, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying audited financial statements.

Investments Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)

(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying statement of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 38,399,805 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Note 3—Initial Public Offering

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

Note 4—Related Party Transactions

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of approximately $9.0 million. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. In connection with the underwriters’ full exercise of its Over-Allotment Option, the Company also consummated the sale of an additional 700,000 Private Placement Warrants at $1.50 per warrant, generating total proceeds of approximately $1.1 million (see Note 6).

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

On September 10, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the earlier of March 31, 2021, or the completion of the Initial Public Offering. As of September 30, 2020, the Company had borrowed approximately $61,000 under the Note. Subsequent to September 30, 2020, the Company’s liquidity needs were satisfied with an additional loan of approximately $66,000 from the Sponsor, for a total amount of approximately $127,000 under the Note. The Company repaid the Note in full on December 11, 2020.

Furthermore, on January 15, 2021, the Company entered into a convertible promissory note with Sponsor pursuant to which Sponsor agreed to loan the Company up to an aggregate principal amount of $750,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the earlier of: (i) November 23, 2022 or (ii) the effective date of a Business Combination. Up to $750,000 of the Promissory Note may be converted into warrants to purchase Class A ordinary shares at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants.

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

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $14,000 in expenses in connection with such services during the period from September 7, 2020 (inception) through December 31, 2020 as reflected in the accompanying statement of operations. As of December 31, 2020, $14,000 was due to Sponsor under this agreement.

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

Note 5—Commitments & Contingencies

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

Underwriting Agreement

The Company granted the Underwriters a 45-day option from the final form prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional Public Shares to cover over-allotments, at the Initial Public Offering price less the underwriting discounts and commissions. On November 24, 2020, the Underwriters fully exercised the over-allotment option to purchase the Over-Allotment Units and on November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters.

The Underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $8.3 million in the aggregate, paid upon the closing of the Initial Public Offering and consummation of the over-allotment option. In addition, $0.35 per Unit, or approximately $14.1 million in the aggregate will be payable to the Underwriters for deferred underwriting commissions. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 40,250,000 Class A ordinary shares issued and outstanding, including 38,399,805 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 7, 2020, the Company issued 10,062,500 Class B ordinary shares. Of the 10,062,500 Class B ordinary shares outstanding, an aggregate of up to 1,312,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the Underwriters’ Over-Allotment Option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Warrants) (See Note 4). On November 24, 2020, the Underwriters fully exercised the over-allotment option to purchase the Over-Allotment Units and on November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters in full; thus, these 1,312,500 Founder Shares are no longer subject to forfeiture.

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

The Private Placement Warrants are identical to the warrants sold in the Initial Public Offering except that, so long as they are held by its sponsor or its permitted transferees, the Private Placement Warrants are subject to the transfer restrictions, may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of an initial business combination, may be exercised by the holders on a cashless basis and will be entitled to registration rights. If the Private Placement Warrants are held by holders other than its sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units sold in the Initial Public Offering. If the Company does not complete its initial business combination within the required time period, the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are not be transferable, assignable or salable until 30 days after the completion of an initial business combination.

Note 7 —Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account:
Mutual Fund	$402,500,000	$—	$—

	$402,500,000	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from September 7, 2020 (inception) through December 31, 2020.

Level 1 instruments include investments in money market funds and U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the audited financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the audited financial statements.