Form 10-K/A
period 2020-12-31
Investindustrial Acquisition Corp.
filed 2021-05-27
CIK 1825042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2020

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

As of May 27, 2021, 40,250,000 Class A ordinary shares, par value $0.0001, and 10,062,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Investindustrial Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Investindustrial Acquisition Corp. as of December 31, 2020, and for the period from September 7, 2020 (inception) to December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff concluded that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the balance sheet as opposed to equity. Since issuance in November 2020, in connection with our Initial Public Offering (our “IPO”) and Private Placement, our warrants (the “Warrants”) were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement through earnings.

In further consideration of the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

As a result of the factors described above, the Audit Committee of the Company, in consultation with its management, concluded that the Company’s previous audited balance sheet related to its IPO dated November 23, 2020, its unaudited pro forma balance sheet dated November 27, 2020, its quarterly unaudited financial statements as of September 30, 2020 and for the period from September 7, 2020 (inception) through September 30, 2020 and its audited financial statements as of December 31, 2020 and for the period from September 7, 2020 (inception) through December 31, 2020 (the “Affected Periods”) should no longer be relied upon.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in the Affected Periods.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In connection with the restatement, management reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. For a discussion of management’s consideration of our disclosure controls and procedures see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), or the context otherwise requires, references to:

•	“we,” “us,” “our” or our “company” are to Investindustrial Acquisition Corp., a Cayman Islands exempted company;

•	“advisors” or our “advisory board” are to the individuals listed under Item 1, “Business—Our Advisory Board” below;

•	“affiliates” are to one or more affiliates of our sponsor or Investindustrial, as the case may be, which may include funds managed by such affiliates;

•	“Companies Act” are to the Companies Act (as amended) of the Cayman Islands as the same may be amended from time to time;

•	“directors” are to our current directors named in this Report;

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

Other Considerations

Investindustrial manages or advises (and intends to manage and advise in the future) several investment programs and may raise additional funds in the future, potentially during the period in which we are seeking our initial business combination. These Investindustrial investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

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

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will complete our initial business combination only if the post- transaction company in which our public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

Our officers, directors and advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our officers and advisors is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers and advisors (who, for the avoidance of doubt, do not have any corporate powers and act solely as consultants to the company) are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers and board members for other entities. If our officers’, directors’ and advisors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’, directors’ and advisors’ other business affairs, please see Item 10 “Directors and Executive Officers.”

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting exclusively related to the accounting for warrants we issued in connection with our initial public offering in November 2020, despite the advice on the specific matter also obtained from professional third parties. The accounting changes have impacted the vast majority of blank check companies in a similar position to us. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

We have identified a material weakness in our internal control over financial reporting exclusively related to the accounting for warrants we issued in connection with our initial public offering in November 2020, despite the advice on the specific matter also obtained from professional third parties. The accounting change was triggered by new recommendations issued by the SEC on April 12, 2021, after the approval of the Form 10-K by the board of directors of the Company on March 24, 2021, which have impacted the vast majority of blank check companies in a similar position to the Company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting exclusively related to the accounting for warrants we issued in connection with our initial public offering in November 2020. As a result, notwithstanding the advice on the specific matter also obtained from professional third parties, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 on this specific matter. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

We will continue to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for significant and unusual transactions related to the Warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 13,416,667 Public Warrants and 6,700,000 Private Placement Warrants, and determined that the Warrants should be reclassified as liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Form 10-K/A are liabilities related to embedded features contained within our Warrants. FASB ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such liabilities at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $14.1 million, which amount will be payable upon consummation of our initial business combination) and offering expenses, the total net proceeds from the initial public offering, over- allotment and the sale of the private placement warrants were approximately $404,500,000 of which $402,500,000 (or $10.00 per share sold in the initial public offering and exercise of the over-allotment option) was placed in the trust account.

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

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Investindustrial Acquisition Corp. as of December 31, 2020, and for the period from September 7, 2020 (inception) to December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in November 2020 in conjunction with our Initial Public Offering (our “IPO”) and Private Placement, our warrants (the “Warrants”) were accounted for as equity within our balance sheet. After discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result, the Audit Committee of the Company, in consultation with its management, concluded that the Company’s previous audited balance sheet related to its IPO dated November 23, 2020, its pro forma balance sheet dated November 27, 2020, its quarterly unaudited financial statements as of September 30, 2020 and for the period from September 7, 2020 (inception) through September 30, 2020 and its audited financial statements as of December 31, 2020 and for the period from September 7, 2020 (inception) through December 31, 2020 (the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase ordinary shares and should no longer be relied upon.

In connection with the restatement, management reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. For a discussion of management’s consideration of our disclosure controls and procedures see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

We will provide the holders of Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, solely at our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

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

For the period from September 7, 2020 (inception) through December 31, 2020, we had a loss from operations of approximately $374,000, which consisted solely of general and administrative expenses.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model.

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

Reference is made to Pages F-1 through F-19 comprising a portion of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, management concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) were not effective as of December 31, 2020 exclusively due to a material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as liabilities. Management notes that the events that led to the restatement of the Company’s financial statements are due to new recommendations issued by the SEC on April 12, 2021, after the approval of the Form 10-K by the board of directors of the Company on March 24, 2021, which have impacted the vast majority of blank check companies in a similar position to the Company. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefitted from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. In response, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues.

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

Tensie Whelan has served as a director of Investindustrial Acquisition Corp. since November 2020. Ms. Whelan is Clinical Professor for Business and Society at NYU Stern School of Business and Director of the NYU Stern Center for Sustainable Business. Prior to joining NYU in 2015, Ms. Whelan gathered more than 25 years of experience in the management of complex organizations, including during her tenure from 2000 to 2015 as the president of Rainforest Alliance, an international NGO which works to protect forests on more than 180 million acres of land in over 60 countries, working with 5K businesses. Prior to joining the Rainforest Alliance in 2000, Ms. Whelan held various senior management positions at Whelan Associates, a strategic planning consultancy which, among other projects, assisted in the planning and construction of Brooklyn Bridge Park, where she served as president from 1997 to 2000, the NY League of Conservation Voters, the organization that led the successful campaign to pass the 1996 Clean Water/Clean Air Bond Act, where she served as executive director from 1992 to 1997, and the National Audubon Society, where she served as vice- president from 1989 to 1992. Ms. Whelan was also a member of the board of directors of GlobeScan and was a member of the board of directors of Aston Martin Lagonda Ltd, from 2018 to 2020, a member of the sourcing advisory board of Unilever, from 2005 to 2015, and a member of the advisory boards of Nespresso, from 2012 to 2015, Sustainable Brands from 2012 to 2015, and Social Accountability International, from 2011 to 2015. She is currently on the advisory boards of Arabesque, Inherent Group, Giant Ventures, and is an Advisor to the Future Economy Project at Harvard Business Review. Ms. Whelan holds an executive education OPM certificate from Harvard Business School (2015), a Master of Arts in international communication from American University (1983) and a Bachelor of Arts in Political Science from NYU (1980).

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

Investindustrial manages or advises (and intends to manage and advise in the future) several investment programs. Funds managed by Investindustrial may compete with us for acquisition opportunities. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Investindustrial may be suitable for both us and for a current or future Investindustrial fund or investee company and may be directed to such entity rather than to us. Investindustrial, our advisors, directors or management do not have any obligation to present us with any opportunity for a potential business combination of which they become aware. Investindustrial, our advisors, directors and our management, in their capacities as employees of Investindustrial or in their other endeavors (such as board memberships in other companies), may be required to present potential business combinations to the related entities described above, current or future Investindustrial investment funds and companies, or third parties, before they present such opportunities to us.

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

Each of our officers, directors and advisors has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers, directors or advisors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then- current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director, officer or advisor unless such opportunity is expressly offered to such person solely in his or her capacity as a director, officer or advisor of the company and it is an opportunity that we are able to complete on a reasonable basis. In addition, neither of our sponsor, Investindustrial and our advisors owe any fiduciary duty towards us, irrespective of whether or not any of such entities or individuals have any legal or contractual obligations towards other parties. We do not believe, however, that the fiduciary duties or contractual obligations of our officers, directors or advisors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Roberto Ardagna	Investindustrial	Private Equity	Senior Principal
	Knoll, Inc.	Furniture Design	Director
	Sports Cars (England) Holdings Ltd	Automotive	Director
	Vaimo Srl	Casual Dining	Director
	Baumont Real Estate Capital Ltd	Real Estate Private Equity	Director
	Specialty Chemicals International Ltd	Chemical	Director
	Training Business	Education	Director
Network, S.L.

	DT Holding SPA	Industrial Automotion	Director

Andrea Cicero	Investindustrial	Private Equity	Principal

Sergio Ermotti	Swiss RE Ltd	Financial institution	Member of the Board of Directors

Michael Karangelen	Investindustrial Advisers, Inc.	Investment group	Chief Executive Officer
	Student Agencies Foundation	Non-profit	Trustee Emeritus
	Jacuzzi Brands LLC	Plumbing manufacturing	Member
	Entrepreneurship at Cornell	Non-profit	Advisory Board Member

Dante Roscini	Harvard Business School	University	Professor
	TIM	Telecommunication services	Director
	Credimi	Financial services	Chairman
	Antares Vision	Inspection systems provider	Director
	Akbank	Financial institution	Member of Advisory Board
	Sinergia III	Investment fund	Member of Advisory Board
	Idea CCR	Investment fund	Chairman of Advisory Board

Tensie Whelan	NYU Stern School of Business	University	Professor
	NYU Stern Center for Sustainable Business	University	Director

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

Officer and Director Compensation

None of our officers or have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post- combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers after the completion of our initial business combination will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Investindustrial Acquisition Corp., L.P.(3)(4)	9,937,500	98.8%	—	—	19.8%
Roberto Ardagna(5)	—	—	—	—	—
Andrea Cicero(5)	—	—	—	—	—
Sergio Ermotti(3)(5)	75,000	*	—	—	*
Michael Karangelen(5)	—	—		—	—
Dante Roscini(5	25,000	*	—	—	*
Tensie Whelan(5)	25,000	*	—	—
	* All officers and directors as a group (six individuals) 125,000
	1.2%	—		*	*
Baupost Group, L.L.C(6)	—	—	2,100,000	5.2%	4.2%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is Suite 1, 3rd Floor, 11-12 St James’s Square, London SW1Y 4LB, United Kingdom.
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

May 27, 2021

INVESTINDUSTRIAL ACQUISITION CORP.

/s/ Roberto Ardagna
Name: Roberto Ardagna
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sergio Ermotti	Chairman	May 27, 2021
Sergio Ermotti

/s/ Roberto Ardagna	Chief Executive Officer and Director	May 27, 2021
Roberto Ardagna	(Principal Executive Officer)

/s/ Andrea Cicero	Chief Financial Officer	May 27, 2021
Andrea Cicero	(Principal Financial Officer)

/s/ Michael Karangelen	Director	May 27, 2021
Michael Karangelen

/s/ Dante Roscini	Director	May 27, 2021
Dante Roscini

/s/ Tensie Whelan	Director	May 27, 2021
Tensie Whelan

INVESTINDUSTRIAL ACQUISITION CORP

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Investindustrial Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Investindustrial Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 27, 2021

INVESTINDUSTRIAL ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

Assets:
Current assets
Cash	$1,044,177
Prepaid expenses	751,781

Total Current Assets	1,795,958
Investments held in Trust Account	402,500,000

Total Assets	$404,295,958

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$767,969
Accrued expenses	428,433
Due to related party	14,000

Total current liabilities	1,210,402
Deferred underwriting commissions	14,087,500
Warrant Liability	29,370,333

Total Liabilities	44,668,235

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 at $10.00 per share authorized, 35,462,772 shares subject to possible redemption	354,627,720
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,787,228 shares issued and outstanding (excluding 35,462,772 shares subject to possible redemption)	479
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	9,867,922
Accumulated deficit	(4,869,404)

Total shareholders’ equity	5,000,003
Total Liabilities and Shareholders’ Equity	$404,295,958

The accompanying notes are an integral part of these financial statements.

INVESTINDUSTRIAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$374,171

Loss from operations	(374,171)

Other income:
Offering costs associated with warrant liabilities	972,230

Change in fair value of warrant liabilities	3,523,003

Net loss	(4,869,404)

Weighted average shares outstanding of Class A ordinary shares	39,697,368

Basic and diluted net income per Class A ordinary share	$—

Weighted average shares outstanding of Class B ordinary shares	9,148,438

Basic and diluted net loss per Class B ordinary share	$(0.53)

The accompanying notes are an integral part of these financial statements.

INVESTINDUSTRIAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance - September 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Sale of units in IPO, less fair value of public warrants	40,250,000	4,025	—	—	385,252,645	—	385,256,670
Offering costs	—	—	—	—	(22,230,543)	—	(22,230,543)
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,446,000	—	1,446,000
Shares subject to possible redemption	(35,462,772)	(3,546)	—	—	(354,624,174)	—	(354,627,720)
Net loss	—	—	—	—	—	(4,869,404)	(4,869,404)

Balance - December 31, 2020	4,787,228	$479	10,062,500	$1,006	$9,867,922	$(4,869,404)	$5,000,003

The accompanying notes are an integral part of these financial statements.

INVESTINDUSTRIAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(4,869,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	3,523,003
Offering costs allocated to warrant liabilities	972,230
Changes in operating assets and liabilities:
Prepaid expenses	(726,781)
Accrued expenses	428,433
Accounts payable	767,969
Due to related party	14,000

Net cash used in operating activities	109,450

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(402,500,000)

Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	402,500,000
Proceeds received from private placement	10,050,000
Payment of offering costs	(1,065,273)
Underwriting discount	(8,050,000)
Proceeds of note payable from related parties	127,448
Repayment of note payable from related parties	(127,448)

Net cash provided by financing activities	403,434,727

Net increase in cash	1,044,177
Cash - beginning of the period	—

Cash - end of the period	$1,044,177

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$168,100
Deferred underwriting commissions in connection with the initial public offering	$14,087,500
Formation and G&A costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Value of Class A ordinary shares subject to possible redemption	$354,627,720

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, Over- Allotment, and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the Underwriters (as discussed in Note 5).

These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with the completion of a Business Combination.

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

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the audited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020 and for the period from September 7, 2020 (inception) through December 31, 2020, are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

Historically, our warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for warrants issued in November, in light of the SEC Staff’s published views.

Based on this reassessment, management determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations each reporting period. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares and should no longer be relied upon.

Additionally, offering costs attributable to the issuance of warrant liabilities, which were charged to stockholder’s equity within the Company’s previously issued financial statements, are recognized in the statement of operations as incurred in accordance with FASB ASC 825-10, Financial Instruments (“ASC 825-10”).

Impact of the Restatement

The impact of the restatement on the audited consolidated balance sheet, statement of operations and statement of cash flows for the Affected Periods is presented below.

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of December 31, 2020
Warrant liabilities	$—	$29,370,333	$29,370,333
Total Liabilities	15,297,902	29,370,333	44,668,235
Class A ordinary shares subject to possible redemption	383,998,050	(29,370,330)	354,627,720
Class A ordinary shares	185	294	479
Additional Paid in Capital	5,372,985	4,494,937	9,867,922
Accumulated Deficit	(374,171)	(4,495,233)	(4,869,404)
Total Shareholders’ Equity	5,000,006	(3)	5,000,003

Statement of Operations for the period from September 7, 2020 (inception) through December 31, 2020
Change in fair value of warrant liabilities	$—	$(3,523,003)	$(3,523,003)
Offering costs associated with warrant liabilities	—	(972,230)	(972,230)
Other expense, net	—	(4,495,233)	(4,495,233)
Net loss	(374,171)	(4,495,233)	(4,869,404)
Basic and diluted net loss per ordinary share	(0.04)	(0.49)	(0.53)

Statement of Cash Flows for the period from September 7, 2020 (inception) through December 31, 2020
Net loss	$(374,171)	$(4,495,233)	$(4,869,404)
Change in fair value of warrant liabilities	—	3,523,003	3,523,003
Offering costs associated with warrant liabilities	—	972,230	972,230
Net cash used in operating activities	109,450	—	109,450
Initial fair value of warrant liabilities	—	25,847,330	25,847,330

November 23, 2020, filed on Form 8-K on November 30, 2020 related to the impact of accounting for Public and Private Placement Warrants as liabilities at fair value resulted in a $22.6 million increase to the warrant liability line item on the balance sheet as of November 23, 2020 and a decrease to the Class A ordinary shares subject to possible redemption line item on the balance sheet. The impact to the unaudited balance sheet dated November 27, 2020, filed on Form 8-K on December 1, 2020 included a $3.2 million increase to the warrant liability line item on the unaudited balance sheet as of November 27, 2020 and a decrease to the Class A ordinary shares subject to possible redemption line item on the unaudited balance sheet.

Note 3—Summary of Significant Accounting Policies

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised mainly of investments in U.S. government securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model.

Financial Instruments

The fair values of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the audited balance sheet.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company’s statement of operations include a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share, basic and diluted, for Class A ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the year ended December 31, 2020, by the weighted average number of Class A ordinary shares outstanding since original issuance. The Company has not considered the effect of the warrants sold in our initial public offering (including the consummation of the over- allotment option) and the private placement to purchase an aggregate of 20,116,667 Class A ordinary shares in the calculation of diluted net loss per ordinary share, because their inclusion would be anti-dilutive under the treasury stock method. The Trust Account generated no interest or realized gains or losses for the year ended December 31, 2020. Net loss per share, basic and diluted, for Class B ordinary shares is calculated by dividing the net loss, adjusted for loss attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. Class B ordinary shares include the Founder Shares (as defined in Note 4) as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, $972,230 is included in offering costs associated with warrants liabilities in the statement of operations and $22,230,543 is included in the shareholders’ equity.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model.

The Company issued an aggregate of 13,416,667 warrants on Class A ordinary shares in the Initial Public Offering and upon the underwriters’ exercise of their over-allotment option, and issued 6,700,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as liabilities in accordance with ASC 815-40. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period.

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

The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Central management and control of the Company has been exercised in the United Kingdom since incorporation and accordingly the Company should be treated as tax resident in the United Kingdom from its inception. In accordance with United Kingdom taxation law, income taxes are levied on the Company’s taxable profits at the rate of 19%. Management has determined that certain expenses incurred through December 31, 2020 may be deductible in the United Kingdom, however given the quantum of these expenses, noting the Company’s first tax accounting period will be the period from September 7, 2020 (inception) to September 6, 2021, and given the uncertainty whether future taxable income will arise to the Company which could be offset against such expenses, no provision for income taxes has been made in the period from September 7, 2020 (inception) through December 31, 2020.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 35,462,772 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Note 4—Initial Public Offering

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

Note 5—Related Party Transactions

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

Note 6—Commitments & Contingencies

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

Note 7—Shareholders’ Equity

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

Note 8—Warrant Liabilities

As of December 31, 2020, the Company had 13,416,667 and 6,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of an initial business combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement, including as a result of a notice of redemption). If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial business combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 9 —Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$402,500,000	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$—	$—	$19,588,333
Derivative warrant liabilities - Private	$—	$—	$9,782,000

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

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were measured at fair value using a Monte Carlo simulation model both at issuance and as of December 31, 2020. For the period from September 7, 2020 (inception) through December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $3.5 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Public Warrants, prior to being separately listed and traded, and the Private Placement Warrants were determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk- free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the initial measurement date:

	As of November 23, 2020	As of November 27, 2020	As of December 31, 2020
Share price	$9.57	$9.63	$9.79
Exercise price	$11.50	$11.50	$11.50
Risk-free interest rate	0.71%	0.67%	0.69%
Volatility	22.0%	22.0%	23.0%
Expected term (years)	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from September 7, 2020 (inception) through December 31, 2020 is summarized as follows:

Warrant liabilities at September 7, 2020 (inception)	$—
Issuance of Public and Private Warrants at November 23, 2020	22,613,330
Issuance of Public and Private Warrants at November 27, 2020	3,234,000
Change in fair value of warrant liabilities	3,523,003

Warrant liabilities at December 31, 2020	$29,370,333

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the restatement described in Note 2.