Form 10-Q
period 2021-03-31
Investindustrial Acquisition Corp.
filed 2021-06-01
CIK 1825042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 OR

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-third of one redeemable warrant	IIAC.U	New York Stock Exchange
Class A Ordinary Shares included as part of the units	IIAC	New York Stock Exchange
Redeemable warrants included as part of the units, each one whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	IIAC WS	New York Stock Exchange

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

As of June 1, 2021, 40,250,000 Class A ordinary shares, par value $0.0001 per share (including 36,715,533 Class A ordinary shares subject to possible redemption that are classified as temporary equity), and 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

INVESTINDUSTRIAL ACQUISITION CORP.

Form 10-Q

For the Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTINDUSTRIAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets
Cash	$85,668	$1,044,177
Prepaid expenses	1,192,000	751,781

Total Current Assets	1,277,668	1,795,958
Investments held in Trust Account	402,505,865	402,500,000

Total Assets	$403,783,533	$404,295,958

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$95,182	$767,969
Accrued expenses	155,847	428,433
Note payable - related party	750,000	—
Due to related party	44,000	14,000

Total current liabilities	1,045,029	1,210,402
Deferred underwriting commissions	14,087,500	14,087,500
Derivative warrant liabilities	16,495,667	29,370,333

Total Liabilities	31,628,196	44,668,235
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 at $10.00 per share authorized, 36,715,533 and 35,462,772 shares subject to possible redemption as of March 31, 2021, and December 31, 2020, respectively	367,155,330	354,627,720
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,534,467 and 4,787,228 shares issued and outstanding (excluding 36,715,533 and 35,462,772 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	354	479
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,006	1,006
Additional paid-in capital	—	9,867,922
Retained earnings (accumulated deficit)	4,998,647	(4,869,404)

Total shareholders’ equity	5,000,007	5,000,003

Total Liabilities and Shareholders’ Equity	$403,783,533	$404,295,958

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTINDUSTRIAL ACQUISITION CORP. UNAUDITED CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 31, 2021
General and administrative expenses	$282,239

Loss from operations	(282,239)
Other income:
Dividend income on investment held in Trust Account	5,865
Change in fair value of derivative warrant liabilities	12,874,667

Other income	12,880,532

Net income	$12,598,293

Weighted average shares outstanding of Class A ordinary shares	39,697,368

Basic and diluted net income per Class A ordinary share	$—

Weighted average shares outstanding of Class B ordinary shares	9,148,438

Basic and diluted net income per Class B ordinary share	$1.38

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTINDUSTRIAL ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	4,787,228	$479	10,062,500	$1,006	$9,867,922	$(4,869,404)	$5,000,003
Shares subject to possible redemption	(1,252,761)	(125)	—	—	(9,797,243)	(2,730,242)	(12,527,610)
Offering costs	—	—	—	—	(70,679)	—	(70,679)
Net income	—	—	—	—	—	12,598,293	12,598,293

Balance - March 31, 2021 (unaudited)	3,534,467	$354	10,062,500	$1,006	$—	$4,998,647	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTINDUSTRIAL ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net income	$12,598,293
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(12,874,667)
Dividend income on investment held in Trust Account	(5,865)
Changes in operating assets and liabilities:
Prepaid expenses	(440,219)
Accounts payable	(672,786)
Accrued expenses	(272,586)
Due to related party	30,000

Net cash used in operating activities	(1,637,830)

Cash Flows from Financing Activities:
Payment of offering costs	(70,679)
Proceeds from issuance of note payable to related party	750,000

Net cash provided by financing activities	679,321

Net decrease in cash	(958,509)
Cash - beginning of the period	1,044,177

Cash - end of the period	$85,668

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$12,527,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 7, 2020 (inception) through March 31, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and recognizes changes in the fair value of derivative warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Investindustrial Acquisition Corp. L.P, a limited partnership incorporated in England and Wales (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2020. On November 23, 2020, the Company consummated its Initial Public Offering of 35,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, and with respect to the warrants sold as part of the Units in the Initial Public Offering, whether purchased thereby or thereafter in the open market, the “Public Warrants”) offering price of $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring approximately $12.3 million in deferred underwriting commissions (Note 5). The Company granted the underwriters of the Initial Public Offering (the “Underwriters”) a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments (the “Over-Allotment Option”), if any, at $10.00 per Unit. On November 24, 2020, the Underwriters fully exercised the Over-Allotment Option to purchase an additional 5,250,000 Units (the “Over-Allotment Units”). On November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters (the “Over-Allotment”), generating gross proceeds of $52.5 million, and incurred additional deferred underwriting commissions of $1.8 million in deferred underwriting commissions (Note 6). The Company also incurred additional offering costs of approximately $9.2 million associated with the Initial Public Offering and completion of the Over-Allotment sale.

Simultaneously with the closing of the Initial Public Offering, the Company completed a private placement (the “Private Placement”) of 6,000,000 warrants (each a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million. Simultaneously with the closing of the Over-Allotment Units, on November 27, 2020, the Company consummated a second private placement (the “Second Private Placement”), resulting in the purchase of an aggregate of an additional 700,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $1.1 million.

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

The Company will provide the holders of Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the Underwriters (as discussed in Note 5).

These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $86,000 in its operating bank account, working capital of approximately $233,000, and cash and marketable securities held in the Trust Account of $402,505,865.

The Company’s liquidity needs up to March 31, 2021 had been satisfied through $25,000 paid by the Sponsor to cover certain expenses on the Company’s behalf in exchange for the issuance of the Founder Shares (as defined below), a loan of approximately $61,000 pursuant to the Note issued to the Sponsor, and an additional loan of approximately $66,000 from the Sponsor, for a total amount of approximately $127,000 under the Note, the proceeds from the consummation of the Private Placement not held in the Trust Account, and an additional Promissory Note from the Sponsor of $750,000. The Company repaid the Note in full on December 11, 2020 (Note 4). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). The Promissory Note was issued on January 15, 2021 as such a Working Capital Loan.

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A as of December 31, 2020 and for the period from September 7, 2020 (inception) through December 31, 2020, filed with the SEC on filed with the SEC on May 27, 2021.

Note 2—Summary of Significant Accounting Policies

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed interim financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed interim financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $86,000 in cash and no cash equivalents as of March 31, 2021. The Company had approximately $1,044,177 in cash and no cash equivalents as of December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. As of March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair values of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying condensed interim financial statements, primarily due to their short-term nature.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the three months ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding since original issuance. The Company has not considered the effect of the warrants sold in our Initial Public Offering (including the consummation of the over-allotment option) and the private placement to purchase an aggregate of 20,116,667 Class A ordinary shares in the calculation of diluted net income (loss) per ordinary share, because the warrants were out of the money during the period. The Trust Account generated $5,865 in dividend income for the three months ended March 31, 2021. Net income (loss) per share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income (loss) attributable to Class B ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. Class B ordinary shares include the Founder Shares (as defined in Note 4) as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At March 31, 2021, other than the warrants, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, $22,301,222, inclusive of deferred offering costs amounting to $14,087,500, is included in shareholders’ equity.

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company issued an aggregate of 13,416,667 Public Warrants on Class A ordinary shares in the Initial Public Offering and upon the underwriters’ exercise of their over-allotment option, and issued 6,700,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as liabilities in accordance with ASC 815-40. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits for the three months ended March 31, 2021. The Company’s management determined that the Cayman Islands and the United Kingdom are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Central management and control of the Company has been exercised in the United Kingdom since incorporation and accordingly the Company should be treated as tax resident in the United Kingdom from its inception. In accordance with United Kingdom taxation law, income taxes are levied on the Company’s taxable profits at the rate of 19%. Management has determined that certain expenses incurred through March 31, 2021 may be deductible in the United Kingdom, however given the quantum of these expenses, noting the Company’s first tax accounting period will be the period from September 7, 2020 (inception) to September 6, 2021, and given the uncertainty whether future taxable income will arise to the Company which could be offset against such expenses, no provision for income taxes has been made in the three months ended March 31, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Investments Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying statement of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 36,715,533 and 35,462,772 Class A ordinary shares, respectively, are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Note 3—Initial Public Offering

On November 23, 2020, the Company consummated its Initial Public Offering of 35,000,000 Units, at an offering price of $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring approximately $12.3 million in deferred underwriting commissions. On November 24, 2020, the Underwriters fully exercised the Over-Allotment Option to purchase an additional 5,250,000 Units. On November 27, 2020, the Company completed the sale of the Over-Allotment Units to the Underwriters, generating gross proceeds of approximately $52.5 million, and incurring additional deferred underwriting commissions of approximately $1.8 million. The Company also incurred additional offering costs of approximately $9.2 million.

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

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

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

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $33,000 in expenses in connection with such services during the three months ended March 31, 2021 as reflected in the accompanying condensed statement of operations. As of March 31, 2021 and December 31, 2020, respectively, $44,000 and $14,000 was due to Sponsor under this agreement.

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

The Underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $8.1 million in the aggregate, paid upon the closing of the Initial Public Offering and consummation of the over-allotment option. In addition, $0.35 per Unit, or approximately $14.1 million in the aggregate will be payable to the Underwriters for deferred underwriting commissions. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021, there were 40,250,000 Class A ordinary shares issued and outstanding, including 36,715,533 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were 40,250,000 Class A ordinary shares issued and outstanding, including 35,462,772 Class A ordinary shares subject to possible redemption.

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

Note 7—Derivative Warrant Liabilities

As of March 31, 2021, and December 31, 2020, the Company had 13,416,667 and 6,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of an initial business combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement, including as a result of a notice of redemption). If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial business combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 8 —Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of March 31, 2021, and December 31, 2020 the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised mainly of investments in U.S. government securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$402,505,865	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$11,001,667	$—	$—
Derivative warrant liabilities - Private	$—	$5,494,000	$—

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The Public Warrants began to trade on January 11, 2021, and were moved from Level 3 to Level 1. The Private Warrants do not trade; however, as of the commencement of trading of the Public Warrants, the price of the Public Warrants has been used as an input to the valuation of the Private Warrants, which moved from Level 3 to Level 2.

Level 1 instruments further include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Derivative Warrant Liabilities

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Company’s balance sheet. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within change in fair value of derivative warrant liabilities in the Company’s statement of operations.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were measured at fair value using a Monte Carlo simulation model both at issuance and as of December 31, 2020. For the three months ended March 31, 2021 the Company recognized a gain to the statement of operations resulting from an increase in the fair value of liabilities of approximately $12.9 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Public Warrants, prior to being separately listed and traded, and the Private Placement Warrants were determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on implied volatility from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

Share price	$9.79
Exercise price	$11.50
Risk-free interest rate	0.69%
Volatility	23.0%
Expected term (years)	5.0
Dividend yield	0.0%

Warrants are measured at fair value on a recurring basis. The Public Warrants began trading on January 11, 2021, and quoted market prices were used for the Level 1 fair value measurement of the Public Warrants as of March 31, 2021. The Private Warrants are not publicly traded. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the company determined that the fair value of each Private Placement Warrant is equivalent to that of each public warrant. As such, the Private Placement Warrants are classified as Level 2.

The following table presents a roll-forward of the fair value of Level 3 (significant unobservable inputs) assets and liabilities for the quarter-ended March 31, 2021:

	Public Warrant Liabilities	Private Warrant Liabilities	Total Warrant Liabilities
Beginning balance at December 31, 2020	$19,588,333	$9,782,000	$29,370,333
Change in fair value	(8,586,667)	(4,288,000)	(12,874,667)
Transfers out of Level 3	(11,001,666)	(5,494,000)	(16,495,666)

Ending balance as of March 31, 2021	$—	$—	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed interim financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Investindustrial Acquisition Corp.,” “our,” “us” or “we” refer to Investindustrial Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 7, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the preparation of its Initial Public Offering, which was consummated on November 23, 2020 and, after the Initial Public Offering, identifying a target company for a Business Combination.

Liquidity and Capital Resources

On November 23, 2020, the Company consummated its Initial Public Offering of 35,000,000 units at an offering price of $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring approximately $12.3 million in deferred underwriting commissions. The Company granted the underwriters of the Initial Public Offering a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 24, 2020, the Underwriters fully exercised the Over-Allotment Option to purchase an additional 5,250,000 Units. On November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters, generating gross proceeds of $52.5 million, and incurred additional deferred underwriting commissions of approximately $1.8 million in deferred underwriting commissions). The Company also incurred additional offering costs of approximately $9.2 million associated with the Initial Public Offering and completion of the Over-Allotment sale.

Simultaneously with the closing of the Initial Public Offering, the Company completed a private placement of 6,000,000 at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million. Simultaneously with the closing of the Over-Allotment Units, on November 27, 2020, the Company consummated a second private placement, resulting in the purchase of an aggregate of an additional 700,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $1.1 million.

Upon the closing of the Initial Public Offering and the Private Placement, an aggregate of $350.0 million ($10.00 per Unit), consisting of $343.0 million of net proceeds of the Initial Public Offering and $7.0 million of the gross proceeds of the Private Placement, was placed in a trust account. Upon closing of the Over-Allotment and the Second Private Placement, an aggregate of $52.5 million ($10.00 per Unit) was placed in the Trust Account, for a total of $402.5 million deposited in the Trust Account.

For the three months ended March 31, 2021, net cash used in operating activities was approximately $1,638,000. As of March 31, 2021, the Company had approximately $86,000 in its operating bank account, working capital of approximately $233,000, and marketable securities held in the Trust Account of $402,505,865. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that the Company’s equity or debt is used, in whole or in part, as consideration to complete the initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. The Company has $750,000 in borrowings outstanding under this agreement in the form of a promissory note.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to consummate our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. Following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Results of Operations

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 7, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) described above and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividends on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had net income of $12,598,293, which consisted of dividend income from the Trust Account, general and administrative expenses, and a gain due to change in fair value of derivative warrant liabilities.

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

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $33,000 in expenses in connection with such services during the three months ended March 31, 2021 as reflected in the accompanying condensed statement of operations. As of March 31, 2021, $44,000 was due to Sponsor under this agreement.

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

Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expenses as incurred, presented as non-operating expenses in the as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A ordinary shares is calculated by dividing dividend income earned and realized gains or losses on the Trust Account for the three months ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding since original issuance. The Company has not considered the effect of the warrants sold in our Initial Public Offering (including the consummation of the over-allotment option) and the private placement to purchase an aggregate of 20,116,667 Class A ordinary shares in the calculation of diluted net income (loss) per ordinary share, because the warrants were out of the money during the period. The Trust Account generated $5,865 in dividend income for the three months ended March 31, 2021. Net income (loss) per share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income (loss) attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. Class B ordinary shares include the Founder Shares (as defined in Note 4) as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At March 31, 2021, except for the warrants, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 36,715,533 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Derivative Warrant Liabilities

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

Fair Value

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of March 31, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised mainly of investments in U.S. government securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our audited financial statements.

Off-Balance Sheet Financing Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account have been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, management concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) were not effective as of March 31, 2021 exclusively due to a material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as liabilities. Management notes that the events that led to the restatement of the Company’s financial statements are due to new recommendations issued by the SEC on April 12, 2021, after the approval of the Form 10-K by the board of directors of the Company on March 24, 2021, which have impacted the vast majority of blank check companies in a similar position to the Company. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefitted from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters. The Company performed additional analysis as deemed necessary to ensure that its unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, the Company’s management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in Amendment No. 1 to our Annual Report on Form 10-K/A, as filed on May 27, 2021, had not yet been identified. In response, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K/A filed with the SEC on May 27, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Use of Proceeds

Of the gross proceeds received from the Initial Public Offering, the Over-Allotment and the sale of the Private Placement Warrants, $402,500,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non- interest bearing and payable on the earlier of March 31, 2021 or the consummation of the Initial Public Offering. As of September 30, 2020, the Company borrowed approximately $61,000 under the Note. Subsequent to September 30, 2020, the Company’s liquidity needs had been satisfied with additional loan of approximately $66,000 from the Sponsor, for a total amount of approximately $127,000 under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on December 11, 2020.

Furthermore, on January 15, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $750,000. The promissory note is non-interest bearing and due on the earlier of (i) November 23, 2022 or (ii) the effectiveness of a Business Combination. Up to $750,000 of the promissory note may be converted into warrants to purchase Class A ordinary shares at a conversion price of $1.50 per warrant at the option of the Sponsor. If the Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants.

We paid a total of $23.3 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the Underwriters agreed to defer $14.1 million in underwriting discounts and commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Notice of Failure to Satisfy a Continued Listing Rule or Standard - Obligation to File Periodic Financial Reports

On May 25, 2021, the Company received a notice from the New York Stock Exchange (the “NYSE”) indicating that it is not in compliance with NYSE continued listing requirements under the timely filing criteria established in Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file the Form 10-Q for the fiscal quarter ended March 31, 2021 through the SEC’s EDGAR.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”), which clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants. The immediacy of the effective date of the new guidance set forth in the Statement has resulted in a significant number of SPACs re-evaluating the accounting treatment for their warrants with their professional advisors, including auditors and other advisors responsible for assisting SPACs in the preparation of financial statements. This, in turn, has resulted in the Company’s delay in preparing and finalizing its financial statements as of and for the quarter ended March 31, 2021 and filing its Form 10-Q with the SEC by the prescribed deadline.

Under the NYSE’s rules, the Company has six months following receipt of the notification of non-compliance to file the Form 10-Q with the SEC and can regain compliance with the NYSE listing standards before that deadline. The Company has filed this Form 10-Q to cure its filing deficiency and regain compliance with the NYSE listing standards.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of June, 2021.

INVESTINDUSTRIAL ACQUISITION CORP.

/s/ Roberto Ardagna
Name:	Roberto Ardagna
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Andrea Cicero
Name:	Andrea Cicero
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)