Form 10-Q
period 2021-06-30
Investindustrial Acquisition Corp.
filed 2021-08-13
CIK 1825042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of August 1
3
, 2021, 40,250,000 Class A ordinary shares, par value $0.0001 per share (including 36,208,820 Class A ordinary shares subject to possible redemption that are classified as temporary equity), and 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

INVESTINDUSTRIAL ACQUISITION CORP.
Form 10-Q
For the Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INVESTINDUSTRIAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets
Cash	$361,273	$1,044,177
Prepaid Expenses	1,010,002	751,781

Total Current Assets	1,371,275	1,795,958
Investments held in Trust Account	402,511,996	402,500,000

Total Assets	$403,883,271	$404,295,958

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$57,662	$767,969
Accrued expenses	404,566	428,433
Note payable – related party	1,250,000	—
Due to related party	74,000	14,000

Total current liabilities	1,786,228	1,210,402
Deferred underwriting commissions	14,087,500	14,087,500
Derivative warrant liabilities	20,921,334	29,370,333

Total Liabilities	36,795,062	44,668,235

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 36,208,820 and 35,462,772 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	362,088,200	354,627,720
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,041,180 and 4,787,288 issued and outstanding (excluding 36,208,820 and 35,462,772 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	405	479
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional Paid in Capital	2,336,837	9,867,922
Retained Earnings (Deficit)	2,661,761	(4,869,404)

Total Shareholders’ Equity	5,000,009	5,000,003

Total Liabilities and Shareholders’ Equity	$403,883,271	$404,295,958

The accompanying notes are an integral part of these unaudited condensed financial statement

INVESTINDUSTRIAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative expenses	$647,591	$929,830

Loss from operations	(647,591)	(929,830)
Other Income (Expense):
Dividend income on investment held in Trust Account	6,131	11,996
Change in fair value of warrant liabilities	(4,425,668)	8,448,999

Other Income (Expense)	(4,419,537)	8,460,995

Net Income (Loss)	$(5,067,128)	$7,531,165

Weighted average shares outstanding of Class A ordinary shares	40,250,000	40,250,000

Basic and diluted net income per share of Class A ordinary shares	$—	$—

Weighted average shares outstanding of Class B ordinary shares	10,062,500	10,062,500

Basic and diluted net income (loss) per share of Class B ordinary shares	$(0.50)	$0.75

The accompanying notes are an integral part of these unaudited condensed financial statement

INVESTINDUSTRIAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2021
(Unaudited)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	4,787,228	$479	10,062,500	$1,006	$9,867,922	$(4,869,404)	$5,000,003
Change in value of Class A ordinary shares subject to possible redemption	(1,252,761)	(125)	—	—	(9,797,243)	(2,730,242)	(12,527,610)
Offering costs	—	—	—	—	(70,679)	—	(70,679)
Net Income	—	—	—	—	—	12,598,293	12,598,293

Balance - March 31, 2021	3,534,467	354	10,062,500	1,006	—	4,998,647	5,000,007
Change in value of Class A ordinary shares subject to possible redemption	506,713	51	—	—	2,336,837	2,730,242	5,067,130
Net income	—	—	—	—	—	(5,067,128)	(5,067,128)

Balance - June 30, 2021	4,041,180	$405	10,062,500	$1,006	$2,336,837	$2,661,761	$5,000,009

INVESTINDUSTRIAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$7,531,165
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,448,999)
Changes in operating assets and liabilities:
Prepaid expenses	(258,221)
Accrued expenses	(23,867)
Accounts payable	(710,307)
Due to related parties	60,000
Dividend income	(11,996)

Net cash used in operating activities	(1,862,225)

Cash Flows from Financing Activities:
Payment of offering costs	(70,679)
Proceeds of note payable from related parties	1,250,000

Net cash provided by financing activities	1,179,321

Net decrease in cash	(682,904)
Cash - Beginning of the period	1,044,177

Cash - End of the period	$361,273

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$7,460,480
The accompanying notes are an integral part of these unaudited condensed financial statements

INVESTINDUSTRIAL ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Basis of Presentation
Investindustrial Acquisition Corp. (the “Company” or “IIAC”) was incorporated as a Cayman Islands exempted company on September 7, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating its Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and manage a business in the industrial and consumer sectors. The Company is an emerging growth company and, as such, is subject to all of the risks associated with emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 7, 2020 (inception) through June 30, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and recognizes changes in the fair value of derivative warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Investindustrial Acquisition Corp. L.P, a limited partnership incorporated in England and Wales (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2020. On November 23, 2020, the Company consummated its Initial Public Offering of 35,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”, and, with respect to the warrants sold as part of the Units in the Initial Public Offering, whether purchased thereby or thereafter in the open market, the “Public Warrants”) offering price of $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring approximately $12.3 million in deferred underwriting commissions (see Note 5). The Company granted the underwriters of the Initial Public Offering (the “Underwriters”) a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over- allotments (the “Over-Allotment Option”), if any, at $10.00 per Unit. On November 24, 2020, the Underwriters fully exercised the Over-Allotment Option to purchase an additional 5,250,000 Units (the “Over-Allotment Units”). On November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters (the “Over-Allotment”), generating gross proceeds of $52.5 million, and incurred additional deferred underwriting commissions of $1.8 million in deferred underwriting commissions (see Note 6). The Company also incurred additional offering costs of approximately $9.2 million associated with the Initial Public Offering and completion of the Over-Allotment sale.
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
Business Combination Agreement
On July 18, 2021, the Company, entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among IIAC, Ermenegildo Zegna Holditalia SpA, a joint stock company incorporated under Italian law (“Zegna”) and EZ Cayman, a Cayman Islands exempted company (“Merger Sub”).
The Business Combination Agreement provides for, among other things, the following transactions: (i) Zegna will implement a cross-border conversion and transfer its legal seat from Italy to The Netherlands and be organized as a Dutch public limited liability company (the “Conversion”), (ii) in connection with the Conversion Zegna will undergo a share split (or other transaction or share reorganization with a similar effect) to ensure the then existing shareholders of Zegna will hold 155,400,000 Zegna Ordinary Shares immediately following the Closing, (iii) Strategic Holding Group S.à.r.l., an affiliate of the Sponsor (the “Forward Purchaser”), will purchase 22,500,000 Class A ordinary shares, $0.0001, par value, of IIAC (“Class A ordinary shares”) from IIAC for an aggregate purchase price of €184.5 million ($219.3 million), subject to adjustment (the “Forward Purchase”), (iv) following the Forward Purchase, Merger Sub will merge with and into IIAC, with IIAC as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Zegna (the “Merger”), (v) (a) in connection with the Merger, each issued and outstanding Public Shares and Founder Shares (as defined below) (collectively, the “IIAC Shares”) will be exchanged as of the effective time of the Merger into one ordinary share of Zegna (“Zegna Ordinary Shares”) and (b) each outstanding warrant to purchase IIAC Shares will convert into, or be exchanged for, as applicable, warrants to acquire Zegna Ordinary Shares and (vi) upon distribution by IIAC to Zegna of proceeds received from the Forward Purchase and the aggregate cash proceeds from IIAC’s trust account (net of redemptions and transaction expenses) (the “Capital Distribution”) and after giving effect to the PIPE Financing (as described below), Zegna will purchase from certain of its existing shareholders, 54,600,000 Zegna Ordinary Shares for an amount equal to €455.0 million ($540.7 million) (the “Share Repurchase”).
The Conversion, the Forward Purchase, the Merger, the PIPE Financing, the Capital Distribution, the Share Repurchase and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.
The Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by IIAC’s shareholders and the fulfillment of other customary closing conditions.
Refer to the Company’s current report on Form 8-K, filed with the SEC on July 19, 2021.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $361,000 in its operating bank account, a negative working capital of approximately $415,000, and cash and marketable securities held in the Trust Account of $402.5 million.
The Company’s liquidity needs up to June 30, 2021 had been satisfied through $25,000 paid by the Sponsor to cover certain expenses on the Company’s behalf in exchange for the issuance of the Founder Shares (as defined below), a loan of approximately $61,000 pursuant to a promissory note issued to the Sponsor (the “Promissory Note”), and an additional loan of approximately $66,000 from the Sponsor under the Promissory Note, for a total amount of approximately $127,000 under the Promissory Note, the proceeds from the consummation of the Private Placement not held in the Trust Account, and additional promissory notes (the “Additional Promissory Notes”) from the Sponsor for a combined amount of $1,250,000. The Company repaid the Promissory Note in full on December 11, 2020 (see Note 4). The Additional Promissory Notes were issued on January 15, 2021, in the amount of $750,000, and on April 19, 2021 in the amount of $500,000, respectively, each as a Working Capital Loan (see Note 4).
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
Basis of Presentation
The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $361,000 in cash and no cash equivalents as of June 30, 2021. The Company had approximately $1.0 million

in cash and no cash equivalents as of December 31, 2020.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments
The fair values of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying condensed interim financial statements, primarily due to their short-term nature.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the three and six months ended June 30, 2021, by the weighted average number of Class A ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in our Initial Public Offering (including the consummation of the over-allotment option) and the private placement to purchase an aggregate of 20,116,667 Class A ordinary shares in the calculation of diluted net income (loss) per ordinary share, because the warrants were out of the money during the period. The Trust Account generated $6,131 in dividend income for the three months ended June 30, 2021 and $11,996 for the six months ended June 30, 2021. Net income (loss) per share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income (loss) attributable to Class B ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. Class B ordinary shares include the Founder Shares (as defined in Note 4) as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At June 30, 2021, other than the warrants, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, $22.3 million,
inclusive of deferred offering costs amounting to $14.1

million,
is included in shareholders’ equity.
Derivative Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model.
The Company issued an aggregate of 13,416,667 Public Warrants in the Initial Public Offering and upon the underwriters’ exercise of their over-allotment option, and issued 6,700,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as liabilities in accordance with ASC 815-40. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period.
Income Taxes
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits for the three months ended June 30, 2021. The Company’s management determined that the Cayman Islands and the United Kingdom are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Central management and control of the Company has been exercised in the United Kingdom since incorporation and accordingly the Company should be treated as tax resident in the United Kingdom from its inception. In accordance with United Kingdom taxation law, income taxes are levied on the Company’s taxable profits at the rate of 19%. Management has determined that certain expenses incurred through June 30, 2021 may be deductible in the United Kingdom, however given the quantum of these expenses, noting the Company’s first tax accounting period will be the period from September 7, 2020 (inception) to September 6, 2021, and given the uncertainty whether future taxable income will arise to the Company which could be offset against such expenses, no provision for income taxes has been made in the three months ended June 30, 2021.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 36,208,820 and 35,462,772 Class A ordinary shares, respectively, are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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
Each Unit consists of one Class A ordinary share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).
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
Related Party Loans
On September 10, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable upon the earlier of March 31, 2021, or the completion of the Initial Public Offering. The Company repaid all amounts outstanding under the Promissory Note in full on December 11, 2020 in connection with the closing of the Initial Public Offering.
Furthermore, on January 15, 2021 and on April 19, 2021, the Company entered into a convertible promissory note with Sponsor pursuant to which Sponsor agreed to loan the Company up to an aggregate principal amount of $1,250,000 (the “Additional Promissory Note”) as Working Capital Loans (as defined below). The Additional Promissory Note is non-interest bearing and due on the earlier of: (i) November 23, 2022 or (ii) the effective date of a Business Combination. Up to $1,250,000 of the Additional Promissory Note may be converted into warrants to purchase Class A ordinary shares at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. Pursuant to the Sponsor Letter Agreement, entered into among the Company, Zegna, the Sponsor and the current independent directors of the Company, the Company and the Sponsor have agreed not to convert the Working Capital Loans into warrants without the consent of Zegna.
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
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 in expenses in connection with such services during the three months ended June 30, 2021 and $60,000 during the six months ended June 30, 2021 as reflected in the accompanying condensed statement of operations. As of June 30, 2021 and December 31, 2020,
$74,000 and $14,000, respectively, was due to Sponsor under this agreement.
Forward Purchase Agreement
On November 18, 2020, the Company entered into a forward purchase agreement with the Forward Purchaser (the “Forward Purchase Agreement”), pursuant to which such affiliate has committed to purchase up to 25,000,000 of the Company’s Class A ordinary shares for $10 per share, or an aggregate amount of up to $250 million, in a private placement that would occur concurrently with the consummation of the initial Business Combination.
On July 18, 2021, the Company entered into the Business Combination, providing for, among other things, the amendment of the Forward Purchase Agreement. On July 26, 2021, the Company and the Forward Purchaser entered into the Amendment to the Forward Purchase Agreement (the “Amendment”). Pursuant to the Amendment, the Forward Purchaser committed to purchase 22,500,000 Class A ordinary shares for an aggregate purchase price of €184.5 million ($219.3 million), subject to adjustment in accordance with the terms of the Amendment, which forward purchase shall be consummated on the closing date of the transactions contemplated by the Business Combination Agreement.
A copy of the Amendment is filed with the Current Report on Form 8-K filed on July 28, 2021 as Exhibit 10.1 and the foregoing description of the Amendment is qualified in its entirety by reference thereto.
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
Underwriting Agreement
The Company granted the Underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, at the Initial Public Offering price less the underwriting discounts and commissions. On November 24, 2020, the Underwriters fully exercised the over-allotment option to purchase the Over-Allotment Units and on November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters.
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

Note 6—Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 40,250,000 Class A ordinary shares issued and outstanding, including 36,208,820 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were 40,250,000 Class A ordinary shares issued and outstanding, including 35,462,772 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 7, 2020, the Company issued 10,062,500 Class B ordinary shares.
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
Note 7—Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2020, the Company had 13,416,667 and 6,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of an initial business combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement, including as a result of a notice of redemption). If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial business combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
Note 8—Fair Value Measurements
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of June 30, 2021, and December 31, 2020 the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised mainly of investments in U.S. government securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$402,511,996	$—	$—
Liabilities:
Derivative warrant liabilities – Public	$13,953,333	$—	$—
Derivative warrant liabilities – Private	$—	$6,968,000	$—
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$402,500,000	$—	$—
Liabilities:
Derivative warrant liabilities – Public	$—	$—	$19,588,333
Derivative warrant liabilities – Private	$—	$—	$9,782,000
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
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were measured at fair value using a Monte Carlo simulation model both at issuance and as of December 31, 2020. For the six months ended June 30, 2021 the Company recognized a loss to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $8.4 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

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
Warrants are measured at fair value on a recurring basis. The Public Warrants began trading on January 11, 2021, and quoted market prices were used for the Level 1 fair value measurement of the Public Warrants as of June 30, 2021. The Private Warrants are not publicly traded. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the company determined that the fair value of each Private Placement Warrant is equivalent to that of each public warrant. As such, the Private Placement Warrants are classified as Level 2.
The following table presents a roll-forward of the fair value of Level 3 (significant unobservable inputs) assets and liabilities for the six months ended June 30, 2021:

	Public Warrant Liabilities	Private Warrant Liabilities	Total Warrant Liabilities
Beginning balance at December 31, 2020	$19,588,333	$9,782,000	$29,370,333
Change in fair value	(8,586,667)	(4,288,000)	(12,874,667)
Transfers out of Level 3 during three months ended March 31, 2021	(11,001,666)	(5,494,000)	(16,495,666)

Ending balance as of June 30, 2021	$—	$—	$—

Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed interim financial statements were issued. Based upon this review, the Company identified two subsequent events that required adjustment or disclosure in the unaudited condensed interim financial statements.
On July 18, 2021, the Company, entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among IIAC, Ermenegildo Zegna Holditalia SpA, a joint stock company incorporated under Italian law (“Zegna”) and EZ Cayman, a Cayman Islands exempted company (“Merger Sub”).
The Business Combination Agreement provides for, among other things, the following transactions: (i) Zegna will implement a cross-border conversion and transfer its legal seat from Italy to The Netherlands and be organized as a Dutch public limited liability company (the “Conversion”), (ii) in connection with the Conversion Zegna will undergo a share split (or other transaction or share reorganization with a similar effect) to ensure the then existing shareholders of Zegna will hold 155,400,000 Zegna Ordinary Shares immediately following the Closing, (iii) Strategic Holding Group S.à.r.l., an affiliate of the Sponsor (the “Forward Purchaser”), will purchase 22,500,000 Class A ordinary shares from IIAC for an aggregate purchase price of €184.5 million,
subject to adjustment (the “Forward Purchase”), (iv) following the Forward Purchase, Merger Sub will merge with and into IIAC, with IIAC as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Zegna (the “Merger”), (v) (a) in connection with the Merger, each issued and outstanding Class A ordinary share and founder share (collectively, the “IIAC Shares”) will be exchanged as of the effective time of the Merger into one ordinary share of Zegna (“Zegna Ordinary Shares”) and (b) each outstanding warrant to purchase IIAC Shares will convert into, or be exchanged for, as applicable, warrants to acquire Zegna Ordinary Shares and (vi) upon distribution by IIAC to Zegna of proceeds received from the Forward Purchase and the aggregate cash proceeds from IIAC’s trust account (net of redemptions and transaction expenses) (the “Capital Distribution”) and after giving effect to the PIPE Financing (as described below), Zegna will purchase from certain of its existing shareholders, 54,600,000 Zegna Ordinary Shares for an amount equal to €455.0 million

(the “Share Repurchase”).
The Conversion, the Forward Purchase, the Merger, the PIPE Financing, the Capital Distribution, the Share Repurchase and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.
The Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by IIAC’s shareholders and the fulfillment of other customary closing conditions.
On July 26, 2021, IIAC and the Forward Purchaser entered into the Amendment to the Forward Purchase Agreement (the “Amendment”). Pursuant to the Amendment, the Forward Purchaser committed to purchase from IIAC 22,500,000 Class A ordinary shares for an aggregate purchase price of €184.5 million,
subject to adjustment in accordance with the terms of the Amendment, which forward purchase shall be consummated on the closing date of the transactions contemplated by the Business Combination Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “IIAC,” “our,” “us” or “we” refer to Investindustrial Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 7, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the preparation of its Initial Public Offering, which was consummated on November 23, 2020 and, after the Initial Public Offering, identifying a target company for a Business Combination.
Liquidity and Capital Resources
On November 23, 2020, the Company consummated its Initial Public Offering of 35,000,000 units at an offering price of $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring approximately $12.3 million in deferred underwriting commissions. The Company granted the underwriters of the Initial Public Offering a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 24, 2020, the Underwriters fully exercised the Over- Allotment Option to purchase an additional 5,250,000 Units. On November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters, generating gross proceeds of $52.5 million, and incurred additional deferred underwriting commissions of approximately $1.8 million in deferred underwriting commissions). The Company also incurred additional offering costs of approximately $9.2 million associated with the Initial Public Offering and completion of the Over-Allotment sale.
Simultaneously with the closing of the Initial Public Offering, the Company completed a private placement of 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million. Simultaneously with the closing of the Over-Allotment Units, on November 27, 2020, the Company consummated a second private placement, resulting in the purchase of an aggregate of an additional 700,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $1.1 million.
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
For the six months ended June 30, 2021, net cash used in operating activities was approximately $1,862,000. As of June 30, 2021, the Company had approximately $361,000 in its operating bank account, negative working capital of approximately $415,000, and marketable securities held in the Trust Account of $402.5 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that the Company’s equity or debt is used, in whole or in part, as consideration to complete the initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue growth strategies.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. The Company has $1,250,000 in borrowings outstanding under this agreement in the form of promissory notes.
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

Results of Operations
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 7, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) described above and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividends on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2021, we had net losses of $5.1 million, which consisted of general and administrative expenses of $647,591, a loss due to change in fair value of derivative warrant liabilities of ($4.4 million) and dividend income of $6,131 from the Trust Account. For the six months ended June 30,2021 we had net income of $7.5 million which consisted of gain due to change in fair value of derivative warrant liabilities and dividend income from the Trust Account partially compensated by general and administrative expenses.
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
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $60,000 in expenses in connection with such services during the six months ended June 30, 2021 as reflected in the accompanying condensed statement of operations. As of June 30, 2021, $74,000 was due to Sponsor under this agreement.
Forward Purchase Agreement
On November 18, 2020, the Company entered into a forward purchase agreement with an affiliate of the Sponsor (the “Forward Purchaser”), pursuant to which such affiliate has committed to purchase up to 25,000,000 of the Company’s Class A ordinary shares for $10 per share, or an aggregate amount of up to $250 million, in a private placement that would occur concurrently with the consummation of the initial Business Combination.
As previously disclosed, on July 18, 2021, the Company entered into the Business Combination Agreement providing for, among other things, the amendment of the Forward Purchase Agreement.
On July 26, 2021, the Company and the Forward Purchaser entered into the Amendment to the Forward Purchase Agreement (the “Amendment”). Pursuant to the Amendment, the Forward Purchaser committed to purchase 22,500,000 Class A ordinary shares for an aggregate purchase price of €184.5 million, subject to adjustment in accordance with the terms of the Amendment, which forward purchase shall be consummated on the closing date of the transactions contemplated by the Business Combination Agreement.
A copy of the Amendment is filed with this Current Report on Form 8-K, filed with the SEC on July 28, 2021, as Exhibit 10.1 and the foregoing description of the Amendment is qualified in its entirety by reference thereto.
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

Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A ordinary shares is calculated by dividing dividend income earned and realized gains or losses on the Trust Account for the three and six months ended June 30, 2021, by the weighted average number of Class A ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in our Initial Public Offering (including the consummation of the over-allotment option) and the private placement to purchase an aggregate of 20,116,667 Class A ordinary shares in the calculation of diluted net income (loss) per ordinary share, because the warrants were out of the money during the period. The Trust Account generated $11,996 in dividend income for the six months ended June 30, 2021. Net income (loss) per share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income (loss) attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. Class B ordinary shares include the Founder Shares (as defined in Note 4) as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At June 30, 2021, except for the warrants, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 36,208,820 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
Fair Value
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that arere-measured and reported at fair value at least annually. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of June 30, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised mainly of investments in U.S. government securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic
470- 20)
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
Off-Balance Sheet Financing Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account have been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon this evaluation, management concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) were not effective as of June 30, 2021 exclusively due to a material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as liabilities. Management notes that the events that led to the restatement of the Company’s financial statements are due to new recommendations issued by the SEC on April 12, 2021, after the approval of the Form 10-K by the board of directors of the Company on March 24, 2021, which have impacted the vast majority of blank check companies in a similar position to the Company. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefitted from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters. The Company performed additional analysis as deemed necessary to ensure that its unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, the Company’s management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
In response to the amended Annual Report on Form 10-K/A as filed on May 27, 2021, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues.

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
Furthermore, on January 15, 2021 and on April 19, 2021, the Company entered into convertible promissory notes with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,250,000 as Working Capital Loans. The promissory notes are non-interest bearing and due on the earlier of (i) November 23, 2022 or (ii) the effectiveness of a Business Combination. Up to $1,250,000 of the promissory notes may be converted into warrants to purchase Class A ordinary shares at a conversion price of $1.50 per warrant at the option of the Sponsor. If the Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. Pursuant to the Sponsor Letter Agreement entered into among the Company, Zegna, the Sponsor and the current independent directors of the Company, the Company and the Sponsor have agreed not to convert the Working Capital Loans.
We paid a total of $23.3 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the Underwriters agreed to defer $14.1 million in underwriting discounts and commissions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Notice of Failure to Satisfy a Continued Listing Rule or Standard – Obligation to File Periodic Financial Reports
On May 25, 2021, the Company received a notice from the New York Stock Exchange (the “NYSE”) indicating that it is not in compliance with NYSE continued listing requirements under the timely filing criteria established in Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file the Form 10-Q for the fiscal quarter ended March 31, 2021 through the SEC’s EDGAR.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2021.

INVESTINDUSTRIAL ACQUISITION CORP.

/s/ Roberto Ardagna
Name:	Roberto Ardagna
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Andrea Cicero
Name:	Andrea Cicero
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)