Form 10-Q
period 2021-09-30
Investindustrial Acquisition Corp.
filed 2021-11-15
CIK 1825042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

INVESTINDUSTRIAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39720	98-1556465
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

Suite 1, 3rd Floor, 11-12 St James’s Square London, United Kingdom	SW1Y 4LB
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of November 15, 2021
, 40,250,000

Class A ordinary shares, par value $0.0001 per share (including 40,250,000 shares subject to possible redemption that are classified as temporary equity)
and

10,062,500
Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

INVESTINDUSTRIAL ACQUISITION CORP.
Form
10-Q
For the Period Ended
September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from September 7, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and for the period from September 7, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from September 7, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INVESTINDUSTRIAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:

Current Assets
Cash	$228,930	$1,044,177
Prepaid Expenses	826,000	751,781

Total Current Assets	1,054,930	1,795,958
Investments held in Trust Account	402,518,127	402,500,000

Total Assets	$403,573,057	$404,295,958

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payabl e	$185,829	$767,969
Accrued expenses	446,199	428,433
Note payable – related party	1,250,000	—
Due to related party	104,000	14,000

Total current liabilities	1,986,028	1,210,402
Deferred underwriting commissions	14,087,500	14,087,500
Derivative warrant liabilities	25,950,500	29,370,333

Total Liabilities	42,024,028	44,668,235

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 40,250,000 shares subject to possible redemption at $ 10.00 per share both at September 30, 2021 and December 31, 2020	402,500,000	402,500,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 40,250,000 shares subject to possible redemption) at both September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Retained Earnings (Deficit)	(40,951,977)	(42,873,283)

Total Shareholders’ Deficit	(40,950,971)	(42,872,277)

Total Liabilities and Shareholders’ Deficit	$403,573,057	$404,295,958

The accompanying notes are an integral part of these unaudited condensed financial statements

INVESTINDUSTRIAL ACQUISITION CORP.
CONDENSED STATEMENTS
O
F OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from September 7, 2020 (inception) through September 30,
	2021	2021	2020

General and administrative expenses	$516,145	$1,445,975	$11,074

Loss from operations	(516,145)	(1,445,975)	(11,074)
Other income:
Dividend income on investment held in Trust Account	6,131	18,127	—
Change in fair value of derivative warrant liabilities	(5,029,166)	3,419,833	—

Total Other income (Expense)	(5,023,035)	3,437,960	—

Net income (Loss)	$(5,539,180)	$1,991,985	$(11,074)

Weighted average shares outstanding of Class A ordinary shares	40,250,000	40,250,000	—

Basic and diluted net income (loss) per Class A ordinary share	$(0.11)	$0.04	$—

Weighted average shares outstanding of Class B ordinary shares	10,062,500	10,062,500	10,062,500

Basic and diluted net income (loss) per Class B ordinary share	$(0.11)	$0.04	$—

The accompanying notes are an integral part of these unaudited condensed financi
a
l statement
s

INVESTINDUSTRIAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS END
E
D SEPTEMBER 30, 2021

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance – January 1, 2021	—	$—	10,062,500	$1,006	$—	$(42,873,283)	$(42,872,277)
Accretion for Class A ordinary shares to redemption amoun t	—	—	—	—	—	(70,679)	(70,679)
Net income	—	—	—	—	—	12,598,293	12,598,293

Balance – March 31, 2021 (unaudited)	—	—	10,062,500	1,006	—	(30,345,669)	(30,344,663)
Net loss	—	—	—	—	—	(5,067,128)	(5,067,128)

Balance – June 30, 2021 (unaudited)	—	—	10,062,500	1,006	—	(35,412,797)	(35,411,791)
Net loss	—	—	—	—	—	(5,539,180)	(5,539,180)

Balance – September 30, 2021 (unaudite d )	—	$—	10,062,500	$1,006	$—	$(40,951,977)	$(40,950,971)

FOR THE PERIOD FROM SEPTEMBER 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance – September 7, 2020 (inception)	—	—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(11,074)	(11,074)

Balance – September 30, 2020 (unaudited)	—	—	10,062,500	$1,006	$23,994	$(11,074)	$13,326

INVESTINDUSTRIAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2021 (Unaudited)

	For the Nine Months Ended September 30, 2021	For the Period from September 7, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:

Net income (loss)	$1,991,985	$(11,074)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,419,833)	—
Changes in operating assets and liabilities:
Prepaid expenses	(74,219)	—
Accrued expenses	17,766	—
Accounts payable	(582,140)	11,074
Due to related parties	90,000	—
Dividend income	(18,127)	—

Net cash used in operating activities	(1,994,568)	—

Cash Flows from Financing Activities:
Payment of offering costs	(70,679)	—
Proceeds of note payable from related parties	1,250,000	—

Net cash provided by financing activities	1,179,321	—

Net decrease in cash	(815,247)	—
Cash – Beginning of the period	1,044,177	—

Cash – End of the period	$228,930	$—

Supplemental disclosure of noncash investing and financing activities
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued expenses	$—	$294,140
Deferred offering costs included in note payable	$—	$60,875
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 7, 2020 (inception) through September 30, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) described below, and, after the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering and recognizes changes in the fair value of derivative warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.
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
Upon the closing of the Initial Public Offering and the Private Placement, an aggregate of $350.0 million ($10.00 per Unit), consisting of $343.0 million of net proceeds of the Initial Public Offering and $7.0 million of the gross proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity o
f 185

days or less or in money market fund meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination (as defined below) and (ii) the distribution of the Trust Account as described below. Upon closing of the Over-Allotment and the Second Private Placement, an aggregate of
$52.5 million ($10.00 per Unit) was placed in the Trust Account, for a total of $402.5 million deposited in the Trust Account.
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
The Business Combination Agreement provides for, among other things, the following transactions: (i) Zegna will implement a cross-border conversion and transfer its legal seat from Italy to The Netherlands and be organized as a Dutch public limited liability company (the “Conversion”), (ii)

in connection with the Conversion Zegna will undergo a share split (or other transaction or share reorganization with a similar effect) to ensure the then existing shareholders of Zegna will hold 155,400,000 Zegna Ordinary Shares immediately following the Closing, (iii) Strategic Holding Group S.à.r.l., an affiliate of the Sponsor (the “Forward Purchaser”), will purchase 22,500,000 Class A ordinary shares, $0.0001, par value, of IIAC (“Class

A ordinary shares”) from IIAC for an aggregate purchase price of €184.5 million ($219.3 million), subject to adjustment (the “Forward Purchase”), (iv) following the Forward Purchase, Merger Sub will merge with and into IIAC, with IIAC as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Zegna (the “Merger”), (v) (a) in connection with the Merger, each issued and outstanding Public Shares and Founder Shares (as defined below) (collectively, the “IIAC Shares”) will be exchanged as of the effective time of the Merger into one ordinary share of Zegna (“Zegna Ordinary Shares”) and (b) each outstanding warrant to purchase IIAC Shares will convert into, or be exchanged for, as applicable, warrants to acquire Zegna Ordinary Shares and (vi) upon distribution by IIAC to Zegna of proceeds received from the Forward Purchase and the aggregate cash proceeds from IIAC’s trust account (net of redemptions and transaction expenses) (the “Capital Distribution”) and after giving effect to the PIPE Financing (as described below), Zegna will purchase from certain of its existing shareholders
, 54,600,000 Zegna Ordinary Shares for an amount equal to €455.0 million ($540.7 million) (the “Share Repurchase”).
The Conversion, the Forward Purchase, the Merger, the PIPE Financing, the Capital Distribution, the Share Repurchase and the other transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination”.
The Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by IIAC’s shareholders and the fulfillment of other customary closing conditions.
Refer to the Company’s current report on Form
8-K,
filed with the SEC on July 19, 2021.
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately
$229
,000 in its operating bank account, a negative working capital of approximately $
931,000, and cash and marketable securities held in the Trust Account of $402.5 million.

The Company’s liquidity needs up to
September
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
Basis of Presentation
The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations.

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
Note 2—Revision of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome,
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of December 31, 2020
Class A ordinary shares subject to possible redemption	$354,627,720	$47,872,280	$402,500,000
Class A ordinary shares	479	(479)	—
Additional Pain in Capital	9,867,922	(9,867,922)	—
Accumulated Deficit	(4,869,404)	(38,003,879)	(42,873,283)
Total Shareholders’ Equity (Deficit)	5,000,003	(47,872,280)	(42,872,277)
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-
emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed interim financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $229,000 in cash and no cash equivalents as of
September
 30, 2021. The Company had approximately $1.0

million in cash and no cash equivalents as of December 31, 2020.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of
September
 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments
The fair values of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying condensed interim financial statements, primarily due to their short- term nature, except for the derivative warrant liabilities (see Note 9).
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share; however, as described in Note 2, the Company has applied its net income (loss) on a pro rata basis between share classes. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in our Initial Public Offering (including the consummation of the over-allotment option) and the private placement to purchase an aggregate of 20,116,667 Class A ordinary shares in the calculation of diluted net income (loss) per ordinary share, because the exercise of the warrants is contingent upon the occurrence of future events.
At September 30, 2021, other than the warrants, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-
operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, $
22.3
 million, inclusive of deferred offering costs amounting to $
14.1
 million, were charged against the carrying value of the Class A ordinary shares subject to possible redemption.
Derivative Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash
gain or loss on the statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently through January 11, 2021 measured at fair value using a Monte Carlo simulation model. After the Public Warrants began to trade on January 11, 2021, the Public Warrants were measured at their trading price and the Private Warrants were measured with reference to the Public Warrants.
The Company issued an aggregate of 13,416,667

Public Warrants in the Initial Public Offering and upon the underwriters’ exercise of their over- allotment option, and issued 6,700,000

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
September
 30, 2021. The Company’s management determined that the Cayman Islands and the United Kingdom are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended
September
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
September
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
September
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
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at
September
 30, 2021 and December 31, 2020, 40,250,000

and 40,250,000

Class A ordinary shares, respectively, are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following

Gross proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(19,588,333)
Class A ordinary shares issuance costs	(22,230,543)
Plus:
Accretion of carrying value to redemption value	41,818,876

Class A ordinary shares subject to possible redemptions	$402,500,000

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

Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $
11.50
per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of approximately $9.0 million. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. In connection with the underwriters’ full exercise of its Over-Allotment Option, the Company also consummated the sale of an additional 700,000 Private Placement Warrants at $1.50 per warrant, generating total proceeds of approximately $1.1 million (see Note 6).
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
On September 10, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and payable upon the earlier of March 31, 2021, or the completion of the Initial Public Offering. The Company repaid all amounts outstanding under the Promissory Note in full on December 11, 2020 in connection with the closing of the Initial Public Offering, and the amounts were no longer available to the Company.
Furthermore, on January 15, 2021 and on April 19, 2021, the Company entered into the “Additional Promissory Note as Working Capital Loans (as defined below). The Additional Promissory Note is non-interest
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
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 in expenses in connection with such services during the three months ended
September
 30, 2021 and $90,000

during the nine months ended September 30, 2021 as reflected in the accompanying condensed statement of operations. As of September 30, 2021 and December 31, 2020
, $104,000

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
As of
September 30, 2021, there were 40,250,000 Class A ordinary shares issued and outstanding
, all subject to possible redemption.
 As of December 31, 2020, there were 40,250,000 Class A ordinary shares issued and outstanding, all subject to possible redemption.
Class
 B Ordinary Shares
—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 7, 2020, the Company issued 10,062,500

Class B ordinary shares, which remain outstanding at December 31, 2020 and September 30, 2021.
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
Note 8—Derivative Warrant Liabilities
As of
September
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
Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder, which we refer to as the “ 30 -day redemption period”; and

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

1
6

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fun d	$402,518,127	$—	$—
Liabilities:
Derivative warrant liabilities – Public	$17,307,500	$—	$—
Derivative warrant liabilities – Private	$—	$8,643,000	$—
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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The Public Warrants began to trade on January 11, 2021, and were moved from Level 3 to Level 1. The Private Warrants do not trade; however, as of the commencement of trading of the Public Warrants, the price of the Public Warrants has been used to determine the valuation of the Private Warrants, which moved from Level 3 to Level 2. The Public Warrants and the Private Warrants have substantially similar terms.
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
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were measured at fair value using a Monte Carlo simulation model both at issuance and as of December 31, 2020. The Public Warrants began to trade on January 11, 2021; subsequently, the Public Warrants have been measured at their trading price and the Private Warrants have been measured with respect to the Public Warrants. For the three ended September 30, 2021 the Company recognized a loss to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $5.0 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations. . For the nine months ended September 30, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $3.4 million on the accompanying unaudited condensed statement of operations.

1
8

Prior to the separation and trading of the Public Warrants, the estimated fair values of both the Public Warrants and the Private Placement Warrants were determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on implied volatility from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

Share price	$9.79
Exercise price	$11.50
Risk-free interest rate	0.69%
Volatility	23.0%
Expected term (years)	5.0
Dividend yield	0.0%
Warrants are measured at fair value on a recurring basis. The Public Warrants began trading on January 11, 2021, and quoted market prices were used for the Level 1 fair value measurement of the Public Warrants as of September 30, 2021. The Private Warrants are not publicly traded. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the company determined that the fair value of each Private Placement Warrant is equivalent to that of each public warrant. As such, the Private Placement Warrants are classified as Level 2.
The following table presents a roll-forward of the fair value of Level 3 (significant unobservable inputs) liabilities for the nine months ended September 30, 2021:

	Public Warrant Liabilities	Private Warrant Liabilities	Total Warrant Liabilities
Beginning balance at December 31, 2020	$19,588,333	$9,782,000	$29,370,333
Change in fair value	(2,280,832)	(1,139,000)	(3,419,833)
Transfers out of Level 3 during nine months ended September 30, 2021	(17,307,501)	(8,643,000)	(25,950,500)
Ending balance as of September 30, 2021	$—	$—	$—

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed interim financial statements were issued. Based upon this review, the Company identified the following subsequent events that required adjustment or disclosure in the unaudited condensed interim financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “IIAC,” “our,” “us” or “we” refer to Investindustrial Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 7, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the preparation of its Initial Public Offering, which was consummated on November 23, 2020 and, after the Initial Public Offering, identifying a target company for a Business Combination.
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
Simultaneously with the closing of the Initial Public Offering, the Company completed a private placement of 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million. Simultaneously with the closing of the Over- Allotment Units, on November 27, 2020, the Company consummated a second private placement, resulting in the purchase of an aggregate of an additional 700,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $1.1 million.
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
For the nine months ended September 30, 2021, net cash used in operating activities was approximately $1,995,000. As of September 30, 2021, the Company had approximately $229,000 in its operating bank account, negative working capital of approximately $931,000, and marketable securities held in the Trust Account of $402.5 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that the Company’s equity or debt is used, in whole or in part, as consideration to complete the initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue growth strategies.

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

Results of Operations
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 7, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the preparation of its Initial Public Offering described above and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest and dividends on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended September 30, 2021, we had net losses of $5.5 million, which consisted of general and administrative expenses of $516,000, a loss due to change in fair value of derivative warrant liabilities of ($5.0 million) and dividend income of $6,131 from the Trust Account. For the nine months ended September 30, 2021 we had net income of $2.0 million which consisted of gain due to change in fair value of derivative warrant liabilities and dividend income from the Trust Account partially compensated by general and administrative expenses. For the period from September 7, 2020 (inception) through September 30, 2020, we had net losses of $11,000, which consisted solely of general and administrative expenses.
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
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $90,000 in expenses in connection with such services during the nine months ended September 30, 2021 as reflected in the accompanying condensed statement of operations. As of September 30, 2021, $104,000 was due to Sponsor under this agreement.
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
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expenses as incurred, presented as non-operating
expenses in the as
non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share; however, the Company has applied its net income (loss) on a pro rata basis between share classes. Pro rata allocation contemplates a Business Combination as the most likely outcome, in which case both classes of ordinary shares will share pro rata in the income (loss) of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in our Initial Public Offering (including the consummation of the over-allotment option) and the private placement to purchase an aggregate of 20,116,667 Class A ordinary shares in the calculation of diluted net income (loss) per ordinary share, because the warrants were out of the money during the period. At September 30, 2021, except for the warrants, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Derivative Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently through January 11, 2021 measured at fair value using a Monte Carlo simulation model. After the Public Warrants began to trade on January 11, 2021, the Public Warrants were measured at their trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the company determined that the fair value of each Private Placement Warrant is equivalent to that of each public warrant. The fair value of the Public Warrants and Private Placement Warrants as of September 30, 2021 is based on observable listed prices for such warrants.
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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of September 30, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised mainly of investments in U.S. government securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
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
Off-Balance
Sheet Financing Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
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
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account have been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, however, as a consequence of the business combination we have entered into a “deal contingent forward” hedging instrument (contingent upon successful completion of the Business Combination), to protect ourselves from the fluctuation and volatility of the Euro against the U.S. Dollar.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in your reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-
15(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
The previously reported material weakness related to the misapplication of accounting for the Company’s warrants as liabilities was remediated during the fiscal quarter ended September 30, 2021. There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on
Form 10-Q
that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of a Material weakness in Internal Control Over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on
Form 10-Q,
there have been no material changes to the risk factors disclosed in our annual report on
Form 10-K/A
filed with the SEC on May 27, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document 101.SCH*

XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document 101.LAB*

XBRL Taxonomy Extension Labels Linkbase Document 101.PRE*

XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November, 2021.

INVESTINDUSTRIAL ACQUISITION CORP.

/s/ Roberto Ardagna
Name: Roberto Ardagna
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Andrea Cicero
Name: Andrea Cicero
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)