Form 10-K/A
period 2020-12-31
Investindustrial Acquisition Corp.
filed 2021-11-24
CIK 1825042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of September 30, 2020, the last business day of the registrant’s most recently completed fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The New York Stock Exchange (“NYSE”) on November 19, 2020 and the registrant’s Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and warrants began trading on the NYSE on January 11, 2021. The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on January 11, 2021, as reported on the NYSE, was $414,977,500 (based on the closing sales price of the IIAC on January 11,
2021
of $10.31).
As of November
 23
,
2021,
40,250,000 Class A ordinary shares, par value $0.0001, and 10,062,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form
10-K
to “we,” “us,” the “Company” or “our company” are to Investindustrial Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form
10-K/A
amends the Annual Report on Form
10-K/A
of Investindustrial Acquisition Corp. as of December 31, 2020, and for the period from September 7, 2020 (inception) to December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 27, 2021 (the “First Amended Filing”).
The Company has
re-evaluated
the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on November 23, 2020. Since issuance in November 2020, in connection with our Initial Public Offering (our “IPO”), the Company has considered the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. After discussion and evaluation, including with our audit committee, Management has determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management noted an adjustment between temporary equity and permanent equity should be made. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
As a result of the factors described above, the Company’s management and the audit committee of the Company’s board of directors (the “audit committee”) concluded that the Company’s previously issued (i) audited balance sheet related to its IPO, dated November 23, 2020 as filed on Form
8-K
on November 30, 2020 (ii) its unaudited pro forma balance sheet, dated November 27, 2020 as filed on Form
8-K
on November 30, 2020, and (iii) its audited financial statements as of December 31, 2020 and for the period from September 7, 2020 (inception) through December 31, 2020 as filed on Form
10-K/A
on May 27, 2021 (the “Affected Periods”) should be restated and no longer be relied upon.
The change in accounting for the Class A ordinary shares did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in the Affected Periods.
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Form 10-Q to be filed as of and for the quarter ended September 30, 2021. The Company has not amended its previously filed Current Report on Form
8-K
or Quarterly Report on Form
10-Q
for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A. Controls and Procedures
Except as described above, no other information included in the First Amended Filing is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to the First Amended Filing. This Amendment No. 2 continues to describe the conditions as of the date of the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the First Amended Filing and with our filings with the SEC subsequent to the First Amended Filing.

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
With respect to the above, past performance of Investindustrial, our management team or our advisors is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of management and its affiliates or our advisors as indicative of future performance. See Item 1A “
Risk Factors—Past performance by Investindustrial, our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company
.” Our management has no prior experience in operating blank check companies or special purpose acquisition companies. For a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, please refer to
Item 10
“
Conflicts of Interest
.”
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

As more fully discussed in the section of this Report entitled “
Conflicts of Interest
,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing
fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
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
If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and public shares held by them (including any shares purchased in our initial public offering or in open market and privately- negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 15,093,751, or 37.5%, of the 40,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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
24-month
time period.
Our sponsor, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial
business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-
share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.
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
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti- dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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
If we have not completed our initial business combination within such time period, we may: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See Item 1A “
Risk Factors
—
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share
” and other risk factors herein.
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
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The purpose of any such transactions with respect to shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible. See Item 1 “
Business—Effecting Our Initial Business Combination—Permitted Purchases and Other Transactions With Respect to Our Securities
” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.
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
We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, over-allotment, and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See Item 1A “
Risk Factors
—
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-
share redemption amount received by shareholders may be less than $10.00 per share
” and other risk factors herein.
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
If we are required to seek additional capital, we would need to borrow funds from our sponsor and/or its affiliates, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post- business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See Item 1A “
Risk Factors
—
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per share
” and other risk factors herein.
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
In light of the involvement of our sponsor, officers, directors and advisors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or advisors. Our directors and advisors may also serve as officers and board members for other entities, including, without limitation, those described under Item 10 “
Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers, directors and advisors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in Item 1 “Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or advisors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
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
In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require a special resolution under Cayman Islands law, which (except as described below) requires the affirmative vote of a majority of at least two-thirds
of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the then outstanding private placement warrants. Amending the provisions in our amended and restated memorandum and articles of association relating to the sole ability of the holders of Class B ordinary shares to appoint or remove directors prior to the business combination will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least 90% of the shareholders who attend and vote at a general meeting of the company. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination by November 23, 2022 or (B) with respect to any other provisions relating to shareholders’ rights or pre-
initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
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
Our officers, directors and advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our officers and advisors is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers and advisors (who, for the avoidance of doubt, do not have any corporate powers and act solely as consultants to the company) are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers and board members for other entities. If our officers’, directors’ and advisors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’, directors’ and advisors’ other business affairs, please see Item 10 “
Directors and Executive Officers
.”
Our officers, directors and advisors have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
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

For a complete discussion of our officers’, directors’ and advisors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10 “
Directors and Executive Officers
,” Item 10 “
Conflicts of Interest”
and Item 13
“Certain Relationships and Related Transactions, and Director Independence
.”
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

General Risk Factors
We have identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments. The accounting changes have impacted the vast majority of blank check companies in a similar position to us. This material weakness could continue to
adversely
affect
our
ability
to
report
our
results
of
operations
and
financial
condition
accurately
and
in
a
timely
manner.
We have identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments, including for warrants we issued in connection with our initial public offering in November 2020, notwithstanding the advice on the specific matter also obtained from professional third parties.
Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the Affected Periods, respectively, to classify all Class A ordinary shares subject to possible redemption in temporary equity.
As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, change in the reclassification of public shares and related financial disclosures for the Affected Periods.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and the material weakness identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We will continue to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.
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
For the period from September 7, 2020 (inception) through December 31, 2020, our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report.
Our report from our independent registered public accounting firm for the period from September 7, 2020 (inception) through December 31, 2020 includes an explanatory paragraph stating that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If a Business Combination is not consummated and we are not able to obtain sufficient funding, our business, prospects, financial condition and results of operations will be harmed and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate its assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors would lose part or all of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about its ability to continue as a going concern. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all, and our business may be harmed.

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
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC
start-up
exception. Depending on the particular circumstances, the application of the startup exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up
exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year (and, in the case of the start-up
exception, potentially not until after the two taxable years following our current taxable year). In addition, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge investors to consult their own tax advisors regarding the possible application of the PFIC rules.
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
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting related to the accounting of complex financial instruments.
Our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.
As a result of such material weakness, the restatement, the change in accounting for the warrants, the change in the reclassification of the change in classification of Class A ordinary shares subject to possible redemption, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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
After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $14.1 million, which amount will be payable upon consummation of our initial business combination) and offering expenses, the total net proceeds from the initial public offering, overallotment and the sale of the private placement warrants were approximately $404,500,000 of which $402,500,000 (or $10.00 per share sold in the initial public offering and exercise of the over-allotment option) was placed in the trust account.

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
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form
10-K/A
amends the Annual Report on Form
10-K/A
of Investindustrial Acquisition Corp. (“The Company”) as of December 31, 2020, and for the period from September 7, 2020 (inception) to December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 27, 2021 (the “First Amended Filing”).
The Company has
re-evaluated
the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on November 23, 2020. Since issuance in November 2020, in connection with our Initial Public Offering (our “IPO”), the Company has considered the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. After discussion and evaluation, including with our registered public accounting firm and our audit committee, Management has determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management noted a reclassification adjustment between temporary equity and permanent equity should be made.
As a result of the factors described above, the Company’s management and the audit committee of the Company’s board of directors (the “audit committee”) concluded that the Company’s previously issued (i) audited balance sheet related to its IPO, dated November 23, 2020 as filed on Form
8-K
on November 30, 2020 (ii) its unaudited pro forma balance sheet, dated November 27, 2020 as filed on Form
8-K
on November 30, 2020, (iii) and its audited financial statements as of December 31, 2020 and for the period from September 7, 2020 (inception) through December 31, 2020 as filed on Form
10-K/A
on May 27, 2021 (the “Affected Periods”) should no longer be relied upon.
In connection with the restatement, management reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. For a discussion of management’s consideration of our disclosure controls and procedures see Part II, Item 9A, “Controls and Procedures” of this Form
10-K/A.
The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.
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
If we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay for its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then- outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by November 23, 2022,then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 23, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.
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
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. In light of the material weakness described in the Explanatory Note, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefitted from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form
10-K
had not yet been identified. In response, we plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues.

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
Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Roberto Ardagna	Investindustrial Knoll, Inc. Sports Cars (England) Holdings Ltd Vaimo Srl Baumont Real Estate Capital Ltd Specialty Chemicals International Ltd Training Business Network, S.L.	Private Equity Furniture Design Automotive Casual Dining Real Estate Private Equity Chemical Education	Senior Principal Director Director Director Director Director Director

	DT Holding SPA	Industrial Automotion	Director

Andrea Cicero	Investindustrial	Private Equity	Principal

Sergio Ermotti	Swiss RE Ltd	Financial institution	Member of the Board of Directors

Michael Karangelen	Investindustrial Advisers, Inc. Student Agencies Foundation Jacuzzi Brands LLC Entrepreneurship at Cornell	Investment group Non-profit Plumbing manufacturing Non-profit	Chief Executive Officer Trustee Emeritus Member Advisory Board Member

Dante Roscini	Harvard Business School TIM Credimi Antares Vision Akbank Sinergia III Idea CCR	University Telecommunication services Financial services Inspection systems provider Financial institution Investment fund Investment fund	Professor Director Chairman Director Member of Advisory Board Member of Advisory Board Chairman of Advisory Board

Tensie Whelan	NYU Stern School of Business NYU Stern Center for Sustainable Business	University University	Professor Director

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
(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares are automatically convertible into Class A ordinary shares at the time of the consummation of our initial business combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment, as more fully described under the heading “Description of Securities–Founder Shares” of our final prospectus (File
No. 333-
249462), filed in connection with our initial public offering.

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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from December 31, 2019 through December 31, 2020 totaled $88,490. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from December 31, 2019 through December 31, 2020.
Tax Fees
. We did not pay Withum for tax planning and tax advice for the period from December 31, 2019 through December 31, 2020.
All Other Fees
. We did not pay Withum for other services for the period from December 31, 2019 through December 31, 2020.

Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-
audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Description of Registrant’s Securities.*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and certain other equityholders named therein. (1)

10.4	Letter Agreement among the Registrant, the Sponsor and the Registrant’s officers and directors.(1)

10.5	Administrative Services Agreement between the Registrant and the Sponsor.(1)

10.6	Forward Purchase Agreement between the Registrant and an affiliate of the Sponsor. (1)

21	List of Subsidiaries*

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	The cover page for the Company’s Quarterly Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 23, 2020.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-
K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
November 23, 2021

INVESTINDUSTRIAL ACQUISITION CORP.

/s/ Roberto Ardagna
Name: Roberto Ardagna
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K/A
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sergio Ermotti Sergio Ermotti	Chairman	November 23, 2021

/s/ Roberto Ardagna Roberto Ardagna	Chief Executive Officer and Director ( Principal Executive Officer )	November 23, 2021

/s/ Andrea Cicero Andrea Cicero	Chief Financial Officer ( Principal Financial Officer )	November 23, 2021

/s/ Michael Karangelen Michael Karangelen	Director	November 23, 2021

/s/ Dante Roscini Dante Roscini	Director	November 23, 2021

/s/ Tensie Whelan Tensie Whelan	Director	November 23, 2021

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
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by November 23, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
May 27, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is November 23, 2021

INVESTINDUSTRIAL ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
(As Restated)

Assets:
Current assets
Cash	$1,044,177
Prepaid expenses	751,781

Total Current Assets	1,795,958
Investments held in Trust Account	402,500,000

Total Assets	$404,295,958

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$767,969
Accrued expenses	428,433
Due to related party	14,000

Total current liabilities	1,210,402
Deferred underwriting commissions	14,087,500
Warrant Liability	29,370,333

Total Liabilities	44,668,235

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 40,250,000 shares subject to possible redemption at $10.00 per share redemption value	402,500,000
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	—
Accumulated deficit	(42,873,283)

Total shareholders’ equity	(42,872,277)
Total Liabilities and Shareholders’ Equity	$404,295,958

The accompanying notes are an integral part of these financial statements.

F-
3

INVESTINDUSTRIAL ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM SEPTEMBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

General and administrative expenses	$374,171

Loss from operations	(374,171)

Other income:
Offering costs associated with warrant liabilities	972,230

Change in fair value of warrant liabilities	3,523,003

Net loss	(4,869,404)

Weighted average shares outstanding of Class A ordinary shares	39,697,368

Basic and diluted net income per Class A ordinary share	$(0.10)

Weighted average shares outstanding of Class B ordinary shares	9,148,438

Basic and diluted net loss per Class B ordinary share	$(0.10)

The accompanying notes are an integral part of these financial statements.

F-
4

INVESTINDUSTRIAL ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM SEPTEMBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount
Balance - September 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,446,000	—	1,446,000
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(1,469,994)	(38,003,879)	(39,473,873)
Net loss	—	—	—	—	—	(4,869,404)	(4,869,404)

Balance - December 31, 2020	—	$—	10,062,500	$1,006	$—	$(42,873,283)	$(42,872,277)

The accompanying notes are an integral part of these financial statements.

F-
5

INVESTINDUSTRIAL ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

Cash Flows from Operating Activities:
Net loss	$(4,869,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	3,523,003
Offering costs allocated to warrant liabilities	972,230
Changes in operating assets and liabilities:
Prepaid expenses	(726,781)
Accrued expenses	428,433
Accounts payable	767,969
Due to related party	14,000

Net cash used in operating activities	109,450

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(402,500,000)

Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	402,500,000
Proceeds received from private placement	10,050,000
Payment of offering costs	(1,065,273)
Underwriting discount	(8,050,000)
Proceeds of note payable from related parties	127,448
Repayment of note payable from related parties	(127,448)

Net cash provided by financing activities	403,434,727

Net increase in cash	1,044,177
Cash - beginning of the period	—

Cash - end of the period	$1,044,177

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$168,100
Deferred underwriting commissions in connection with the initial public offering	$14,087,500
Formation and G&A costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Value of Class A ordinary shares subject to possible redemption	$402,500,000
The accompanying notes are an integral part of these financial statements.

F-
6

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
The Company’s sponsor is Investindustrial Acquisition Corp. L.P, a limited partnership incorporated in England and Wales (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2020. On November 23, 2020, the Company consummated its Initial Public Offering of
35,000,000
units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”) at an offering price of $
10.00
per Unit, generating gross proceeds of $
350.0
 million, and incurring offering costs of approximately $
20.2
 million, inclusive of approximately $
12.3
 million in deferred underwriting commissions (Note 5). The Company granted the underwriters of the Initial Public Offering (the “Underwriters”) a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to
5,250,000
additional Units to cover over-allotments (the “Over-Allotment Option”), if any, at $
10.00
per Unit. On November 24, 2020, the Underwriters fully exercised the Over-Allotment Option to purchase an additional
5,250,000
Units (the “Over-Allotment Units”). On November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters (the “Over-Allotment”), generating gross proceeds of $
52.5
 million, and incurred additional offering costs of approximately $
2.9
 million in underwriting fees (inclusive of approximately $
1.8
 million in deferred underwriting commissions) (Note 6).
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

F-
7

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

F-
8

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
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020 and for the period from September 7, 2020 (inception) through December 31, 2020, are restated in this Annual Report on Form
10-K/A
(Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

F-
9

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Since issuance in November 2020, in connection with our Initial Public Offering (our “IPO”), the Company has considered the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001.
Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Upon further analysis, Management has determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management noted a reclassification adjustment between temporary equity and permanent equity should be made. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
As a result of the factors described above, the Company, in consultation with its Audit Committee, concluded that the Company’s previous audited balance sheet related to its IPO dated November 23, 2020, and its audited financial statements as of December 31, 2020 and for the period from September 7, 2020 (inception) through December 31, 2020 (the “Affected Periods”) should be restated and no longer be relied upon.
Impact of the Restatement
The impact of the restatement on the audited consolidated balance sheets for the Affected Periods is presented below.

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of November 23, 2020
Class A Ordinary Shares Subject to Possible Redemption	$311,162,720	$38,837,280	$350,000,000
Class A Ordinary Shares	388	(388)	—
Additional Paid-in Capital	5,027,744	(5,027,744)	—
Accumulated Deficit	(29,132)	(33,809,148)	(33,838,280)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(38,837,280)	$(33,837,274)
Balance Sheet as of November 27, 2020 (unaudited)
Class A Ordinary Shares Subject to Possible Redemption	$358,591,220	$43,908,780	$402,500,000
Class A Ordinary Shares	438	(438)	—
Additional Paid-in Capital	5,027,694	(5,027,694)	—
Accumulated Deficit	(29,132)	(38,880,648)	(38,909,780)
Total Shareholders' Equity (Deficit)	$5,000,006	$(43,908,780)	$(38,908,774)
Balance Sheet as of December 31, 2020
Class A Ordinary Shares Subject to Possible Redemption	$354,627,720	$47,872,280	$402,500,000
Class A Ordinary Shares	479	(479)	—
Additional Paid-in Capital	9,867,922	(9,867,922)	—
Accumulated Deficit	(4,869,404)	(38,003,879)	(42,873,283)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(47,872,280)	$(42,872,277)
Statement of Operations for the period from September 7, 2020 (inception) through December 31, 2020
Weighted Average Shares Outstanding o f Class A Ordinary Shares	39,697,368	—	39,697,368
Basic and Diluted Net Income p er Class A Ordinary Share	$—	$(0.10)	$(0.10)
Weighted Average Shares Outstanding o f Class B Ordinary Shares	9,148,438	—	9,148,438
Basic and Diluted Net Income p er Class B Ordinary Share	$0.53	$(0.63)	$(0.10)
Statement of Cash Flows for the period from September 7, 2020 (inception) through December 31, 2020
Value of Class A Ordinary Shares Subject to Possible Redemption	$354,627,720	$47,872,280	$402,500,000
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by November 23, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 23, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

F-
10

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
Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, $972,230 is included in offering costs associated with warrants liabilities in the statement of operations and $22,230,543 was charged against the carrying value of the shares of Class A ordinary shares.
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
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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
Note 5—Related Party Transactions
Founder Shares
On September 10, 2020, the Sponsor paid $25,000 to cover certain costs of the Company in consideration of 10,062,500 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On November 18, 2020, the Sponsor transferred an aggregate of 125,000 Founder Shares to the Company’s independent directors. The Sponsor has agreed to forfeit up to 1,312,500 Founder Shares to the extent that the Over-Allotment Option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Warrants) after the Initial Public Offering. On November 24, 2020, the Underwriters fully exercised the Over-Allotment Option to purchase the Over- Allotment Units and on November 27, 2020, the Company completed the sale of the Over-Allotment Units to Underwriters in full; thus, these 1,312,500 Class B ordinary shares are no longer subject to forfeiture.

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
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of approximately $9.0 million. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. In connection with the underwriters’ full exercise of its Over-Allotment Option, the Company also consummated the sale of an additional 700,000 Private Placement Warrants at $
1.50
per warrant, generating total proceeds of approximately $1.1 million (see Note 6).
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
Underwriting Agreement
The Company granted the Underwriters a
45
-day
option from the final form prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional Public Shares to cover over-allotments, at the Initial Public Offering price less the underwriting discounts and commissions. On November 24, 2020, the Underwriters fully exercised the over-allotment option to purchase the Over-Allotment Units and on November 27, 2020, the
Company
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
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 40,250,000 Class A ordinary shares issued and outstanding. Because our Class A ordinary shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control, all of the Company’s
Class A ordinary shares are classified as temporary equity.
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

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$402,500,000	$—	$—
Liabilities:
Derivative warrant liabilities—Public	$—	$—	$19,588,333
Derivative warrant liabilities—Private	$—	$—	$9,782,000

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