Form 10-Q/A
period 2021-09-30
Investindustrial Acquisition Corp.
filed 2021-11-24
CIK 1825042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
23
, 2021, 40,250,000 Class A ordinary shares, par value $0.0001 per share (including 40,250,000 shares subject to possible redemption that are classified as temporary equity) and 10,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

INVESTINDUSTRIAL ACQUISITION CORP.
Form 10-Q
For the Period Ended
September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) (As Restated) and December 31, 2020 (As Restated)	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 (As Restated) and for the period from September 7, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 (As Restated) and for the period from September 7, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 (As Restated) and for the period from September 7, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements (As Restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Reports on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Investindustrial Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Reports on Form 10-Q of Investindustrial Acquisition Corp. as of March 31, 2021, June 30, 2021 and September 30, 2021 (collectively, the “Original Filings”).
The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”, issued as part of the units sold in the Company’s initial public offering (the “IPO”) on November 23, 2020. Since issuance in November 2020, the Company has considered the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. After discussion and evaluation, including with our accounting advisors and our audit committee, Management has determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Management has also discussed this matter with our independent registered accountant. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management noted an adjustment between temporary equity and permanent equity should be made. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
On July 19, 2021, in conjunction with the Business Combination Agreement, the Company entered into a deal-contingent forward currency contract (the “Deal-Contingent Forward”) to purchase €305.0 million at set daily rates from October 13, 2021 through April 19, 2022. After discussion and evaluation with our audit committee, Management has determined that the Deal-Contingent Forward should have been recognized on the Balance Sheet at fair value with changes in fair value recognized within the Statement of Operations for the quarter ended September 30, 2021. Management has also discussed this matter with our independent registered accountant.
As a result of the factors described above, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previous quarterly unaudited financial statements as of (i) March 31, 2021, as filed on Form 10-Q on June 1, 2021, (ii) June 30, 2021, as filed on Form 10-Q on August 13, 2021, and (iii) September 30, 2021 as filed on Form 10-Q on November 15, 2021 (the “Affected Periods”) should be restated and should no longer be relied upon.
The change in accounting for the Class A ordinary shares and the Deal-Contingent Forward did not have any impact on our liquidity, net cash flows, revenues or costs of operating our business in the Affected Periods.
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Form 10-Q to be filed as of and for the quarter ended September 30, 2021.
We are filing this Amendment No. 1 to amend and restate the Original Filings with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 1. Financial Statements
Part I, Item 4. Controls and Procedures
Part II, Item 1A. Risk Factors
Except as described above, no other information included in the Original Filings is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filings. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filings and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filings. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filings and with our filings with the SEC subsequent to the Original Filings.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INVESTINDUSTRIAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021 (As Restated)	December 31, 2020 (As Restated)
	(Unaudited)
Assets:
Current Assets
Cash	$228,930	$1,044,177
Prepaid Expenses	826,000	751,781

Total Current Assets	1,054,930	1,795,958
Investments held in Trust Account	402,518,127	402,500,000

Total Assets	$403,573,057	$404,295,958

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$185,829	$767,969
Accrued expenses	446,199	428,433
Note payable – related party	1,250,000	—
Due to related party	104,000	14,000

Total current liabilities	1,986,028	1,210,402
Deferred underwriting commissions	14,087,500	14,087,500
Derivative warrant liabilities	25,950,500	29,370,333
Other derivative instruments	5,048,594	—

Total Liabilities	47,072,622	44,668,235

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 40,250,000 shares subject to possible redemption at $10.00 per share at both September 30, 2021 and December 31, 2020	402,500,000	402,500,000
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006	1,006
Additional Paid in Capital	—	—
Retained Earnings (Deficit)	(46,000,571)	(42,873,283)

Total Shareholders’ Equity	(45,999,565)	(42,872,277)

Total Liabilities and Shareholders’ Equity	$403,573,057	$404,295,958

The accompanying notes are an integral part of these unaudited condensed financial statements

INVESTINDUSTRIAL ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2021 (As Restated)	For the Nine Months Ended September 30, 2021 (As Restated)	For the Period from September 7, 2020 (inception) through September 30, 2020 (As Restated)
	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative expenses	$516,145	$1,445,975	$11,074

Loss from operations	(516,145)	(1,445,975)	(11,074)
Other income:
Dividend income on investment held in Trust Account	6,131	18,127	—
Change in fair value of derivative warrant liabilities	(5,029,166)	3,419,833	—
Change in fair value of other derivative instruments	(5,048,594)	(5,048,594)	—

Total Other income (Expense)	(10,071,629)	(1,610,634)	—

Net income (Loss)	$(10,587,774)	$(3,056,609)	$(11,074)

Weighted average shares outstanding of Class A ordinary shares	40,250,000	40,250,000	—

Basic and diluted net income (loss) per Class A ordinary shares	$(0.21)	$(0.06)	$—

Weighted average shares outstanding of Class B ordinary shares	10,062,500	10,062,500	10,062,500

Basic and diluted net income (loss) per Class B ordinary shares	$(0.21)	$(0.06)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

INVESTINDUSTRIAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	—	—	10,062,500	1,006	—	(42,873,283)	(42,872,277)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(70,679)	(70,679)
Net Income	—	—	—	—	—	12,598,293	12,598,293

Balance - March 31, 2021	—	—	10,062,500	1,006	—	(30,345,669)	(30,344,663)
Net loss	—	—	—	—	—	(5,067,128)	(5,067,128)

Balance - June 30, 2021	—	—	10,062,500	1,006	—	(35,412,797)	(35,411,791)
Net loss	—	—	—	—	—	(10,587,774)	(10,587,774)

Balance - September 30, 2021	—	$—	10,062,500	$1,006	$—	$(46,000,571)	$(45,999,565)

FOR THE PERIOD FROM SEPTEMBER 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(UNAUDITED)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - September 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(11,074)	(11,074)

Balance - September 30, 2020	—	—	10,062,500	1,006	23,994	(11,074)	13,926

Item 1. Financial Statements
INVESTINDUSTRIAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2021	For the period from September 7, 2020 (inception) through September 30, 2020
	(restated)	(restated)
Cash Flows from Operating Activities:
Net Income	(3,056,609)	(11,074)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,419,833)	—
Change in fair value of other derivative liabilities	5,048,594	—
Changes in operating assets and liabilities:
Prepaid expenses	(74,219)	—
Accrued expenses	17,766	—
Accounts payable	(582,140)	—
Due to related parties	90,000	11,074
Dividend income	(18,127)	—

Net cash used in operating activities	(1,994,568)	—

Cash Flows from Financing Activities:
Payment of offering costs	(70,679)	—
Proceeds of note payable from related parties	1,250,000	—
Net cash provided by financing activities	1,179,321	—

Net increase (decrease) in cash	(815,247)	—
Cash - Beginning of the period	1,044,177	—

Cash - End of the period	228,930	—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Deferred offering costs included in accrued expenses	—	294,140
Deferred offering costs included in note payable	—	60,875

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
The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Warrants held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Sh
a
res if the Company fails to complete a Business Combination within the Combination Period. The Underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
filed with the SEC on July 19, 2021.
Liquidity and Capital Resources
The Company had approximately $229,000

in its operating bank account, working capital of approximately
 ($931,000),

and cash and marketable securities held in the Trust Account of
$402.5
million as of September 30, 2021.

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
Basis of Presentation
The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations.

Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K/A
as of December 31, 2020 and for the period from September 7, 2020 (inception) through December 31, 2020, filed with the SEC on filed with the SEC on November 23, 2021.
Note 2—Restatement of Previously Issued Financial Statement
s
Since issuance in November 2020, in connection with our IPO, the Company has considered the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Management determined that the Class A ordinary shares issued in connection with our IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity should be made. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and C
l
ass A ordinary shares.
On July 19, 2021, in conjunction with the Business Combination Agreement, the Company entered into a deal-contingent forward currency contract (the “Deal-Contingent Forward”) to purchase €305.0 million at set daily rates from October 13, 2021 through April 19, 2022. Management has determined that the Deal-Contingent Forward should have been recognized on the Balance Sheet at fair value with changes in fair value recognized within the Statement of Operations for the quarter ended September 30, 2021
.
The Company concluded that, because of a misapplication of the accounting guidance related to its Class A ordinary shares subject to possible redemption and its derivatives, the Company’s previously filed quarterly unaudited financial statements as of (i) March 31, 2021, as filed on Form
10-K
on June 1, 2021, (ii) June 30, 2021, as filed on Form
10-Q
as of August 13, 2021, and (iii) September 30, 2021 as filed on Form
10-Q
on November 15, 2021 (the “Affected Periods”) should be restated and no longer be relied upon. As such, the Company is restating its unaudited financial statements for the Affected Periods included in this Form
10-Q.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares for the Affected Periods. This presentation contemplates a Business Combination as the most likely outcome.
The impact of the restatement on the Company’s financial statements is reflected in the following table
.

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Class A Ordinary Shares Subject to Possible Redemption	$367,155,330	35,344,670	402,500,000
Class A Ordinary Shares	354	(354)	—
Additional Paid-in Capital	—	—	—
(Accumulated Deficit) Retained Earnings	4,998,647	(35,344,316)	(30,345,669)
Balance S heet as of June 30, 2021 (unaudited)
Class A Ordinary Shares Subject to Possible Redemption	$362,088,200	$40,411,800	$402,500,000
Class A Ordinary Shares	405	(405)	—
Additional Paid-in Capital	2,336,837	(2,336,837)	—
(Accumulated Deficit) Retained Earnings	2,261,761	(38,074,558)	(35,412,797)
Balance S heet as of September 30, 2021 (unaudited)
Other Derivative Instruments	$—	$(5,048,594)	$(5,048,594)
Accumulated Deficit	(40,951,977)	(5,048,594)	(46,000,571)
Statement of Operations for the Three Months Ended March 31, 2021
Basic and Diluted Net Income Per Class A Ordinary Share	$—	$0.25	$0.25
Basic and Diluted Net Income Per Class B Ordinary Share	$1.38	$(1.13)	$0.25
Statement of Operations for the Three Months Ended June 30, 2021
Basic and Diluted Net Income Per Class A Ordinary Share	$—	$(0.10)	$(0.10)
Basic and Diluted Net Income Per Class B Ordinary Share	$(0.50)	$0.40	$(0.10)
Statement of Operations for the Six Months Ended June 30, 2021
Basic and Diluted Net Income Per Class A Ordinary Share	$—	$0.15	$0.15
Basic and Diluted Net Income Per Class B Ordinary Share	$0.75	$(0.60)	$0.15
Statement of Operations for the Three Months Ended September 30, 2021 (unaudited)
Change in Fair Value of Other Derivative Instruments	$—	$(5,048,594)	$(5,048,594)
Total other income (expense)	(5,023,035)	(5,048,594)	(10,071,629)
Net (loss) income	(5,539,180)	(5,048,594)	(10,587,774)
Basic and Diluted Net Income Per Class A Ordinary Share	$(0.11)	$(0.10)	$(0.21)
Basic and Diluted Net Income Per Class B Ordinary Share	$(0.11)	$(0.10)	$(0.21)
Statement of Operations for the Nine Months Ended September 30, 2021 (unaudited)
Change in Fair Value of Other Derivative Instruments	$—	$(5,048,594)	$(5,048,594)
Total other income (expense)	3,437,960	(5,048,594)	(1,610,634)
Net (loss) income	1,991,985	(5,048,594)	(3,056,609)
Basic and Diluted Net Income Per Cl a ss A Ordinary Share	$0.04	$(0.10)	$(0.06)
Basic and Diluted Net Income Per Class B Ordinary Share	$0.04	$(0.10)	$(0.06)
Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$12,527,610	$(12,527,610)	$—
Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$7,460,480	$(7,460,480)	$—
Statement of Cash Flows for the Nine Months Ended September 30, 2021 (unaudited)
Net (loss) income	$1,991,985	$(5,048,594)	$(3,056,609)

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

Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-
operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption to shareholders’ equity upon the completion of the Initial Public Offering. Of the t
o
tal offering costs of the Initial Public Offering, $22.3 million, inclusive of deferred offering costs amounting to $14.1 million, were charged against the carrying value of the Class A ordinary shares subject to possible redemption.
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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash
gain or loss on the statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the overallotment option and Private Placement were initially and subsequently through January 11, 2021 measured at fair value using a Monte Carlo simulation model. After the Public Warrants began to trade on January 11, 2021, the Public Warrants were measured at their trading price and the Private Warrants were measured with reference to the Public Warrants.
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
Forward Currency Contracts
Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk. The Company does not enter into forward currency contracts for speculation or trading purposes. A forward currency contract is an obligation to purchase a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter
and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency related to Euro proceeds that will be needed to close the Business Combination Agreement. The Company’s single forward currency contract is not designated as a hedging instrument. Therefore, changes in the market value of the instrument are recorded by the Company as an unrealized gain or loss when the instrument is marked-to-market
each period end. When the contract is closed, the Company records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. The Company accounts for its forward currency contract as a derivative instrument based on an assessment of the contract’s specific terms and applicable authoritative guidance in ASC 815. The Company’s open forward currency contract at September 30, 2021 is reflected within the condensed balance sheet.
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

Note 5—Initial Public Offering
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
Note 6—Related Party Transactions
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
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Pri
v
ate Placement Warrants until 30 days after the completion of the initial Business Combination.
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
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 in expenses in connection with such services during each three months ended September 30, 2021 and
$90,000 during the nine months ended September 30, 2021 as reflected in the accompanying condensed statements of operations. Under this agreement, $104,000 and $14,000 was due to the Sponsor as of September 30, 2021 and December 31, 2020.
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

Note 7—Commitments & Contingencies
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

Note 8—Shareholders’ Equity
Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were
40,250,000 Class A ordinary shares issued and outstanding, all subject to possible redemption.
Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 7, 2020, the Company issued 10,062,500
Class B ordinary shares, which remain outstanding at September 30, 2021 and December 31, 2020,.
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
Note 9—Derivative Warrant Liabilities
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
Note 10— Other Derivative Instruments
On July 19, 2021, the Company entered into a deal-contingent forward currency contract (the “Deal-Contingent Forward”) with a bank counterparty to purchase €305.0 million at set daily rates from October 13, 2021 through April 19, 2022. The Company entered into the Deal-Contingent Forward in order to lock in the amount of Euro proceeds owed by the Company to Zegna upon closing the Business Combination and reduce the risk of fluctuations in foreign currency exchange rates. Subject to certain customary exceptions, if the Business Combination does not close by April 22, 2022, the Company will have no liability to the bank counterparty. The Company accounts for the Deal-Contingent Forward as a derivative instrument based on an assessment of the contract’s specific terms and applicable authoritative guidance in ASC 815. The Company’s agreement is with a creditworthy financial institution and the Company anticipates performance by the counterparty to this contract. Therefore, no material loss is expected as a result of nonperformance. Refer also to Note 4—
Summary of Significant Accounting Policies
and Note 11 –
Fair Value Measurements
where information on forward currency contracts has been disclosed.
Note 11—Fair Value Measurements
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

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

As of September 30, 2021:
Assets:
Investments held in Trust Account - U.S Treasury Securities Money Market Fund	$402,518,127	$—	$—
Liabilities
Derivative warrant liabilities - Public	$17,307,500	$—	$—
Derivative warrant liabilities - Private		$8,643,000
Other derivative instruments	$—	$—	$5,048,594
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
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were measured at fair value using a Monte Carlo simulation model both at issuance and as of December 31, 2020. The Public Warrants began to trade on January 11, 2021; subsequently, the Public Warrants have been measured at their trading price and the Private Warrants have been measured with respect to the Public Warrants. The Company recognized gains and losses in the statement of operations resulting from changes in the fair value of warrant liabilities of ($5.0 million) for the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately
$3.4
million on the accompanying unaudited condensed statement of operations.

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
The following table provides quantitative information regarding Level 3 fair value measurements for warrants as of December 31, 2020:

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
The following table presents a roll-forward of the fair value of Level 3 (significant unobservable inputs) warrant liabilities for the nine months ended September 30, 2021:

	Public Warrant Liabilities	Private Warrant Liabilities	Total Warrant Liabilities

Beginning balance at December 31, 2020	$19,588,333	$9,782,000	$29,370,333
Change in fair value	(2,280,833)	(1,139,000)	(3,419,833)
Transfers out of Level 3 during nine months ended September 30, 2021	(17,307,500)	(8,643,000)	(25,950,500)
Ending balance as of September 30, 2021	$—	$—	$—
Forward Currency Contract
The Deal-Contingent Forward is accounted for as a derivative in accordance with ASC 815 and is presented within other derivative instruments on the Company’s balance sheet. The forward currency contract is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within change in fair value of other derivative instruments in the Company’s statement of operations. For the three and nine months ended September 30, 2021 the Company recognized a loss to the statement of operations resulting from a decrease in the fair value of the forward currency contract of approximately $5.0 million presented as change in fair value of other derivative instruments on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Deal-Contingent Forward as of September 30, 2021 was determined using an income approach that incorporates significant unobservable inputs. The expected Business Combination close date is based on the expected effective date of the Business Combination. The probability of Business Combination close prior to April 19, 2022, which represents the date that the Deal-Contingent Forward will expire unsettled, is estimated with consideration given to a number of factors that impact the Company’s ability to effect the Business Combination, including the fact that public shareholders have the ability to redeem their shares for cash and thereby reduce the amount of cash available to fund the Business Combination. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve as of September 30, 2021 for a maturity similar to the expected remaining term to the Business Combination closing date. The Euro (“EUR”) to US Dollar (“USD”) forward exchange rate is determined using the EUR to
USD
forward foreign exchange curve as of September 30, 2021. Counterparty credit risk is assessed based on the strong credit standing of the counterparty as well as the short-term nature of the forward contract. The following table provides quantitative information regarding
Level 3 fair value measurement for the Deal-Contingent Forward as of September 30, 2021:

Expected Business Combination closing date	December 31, 2021
Probability of Business Combination close prior to April 19, 2022	70%
Risk-free interest rate	0.056%
EUR to USD forward exchange rate	1.1954
Counterparty credit risk	De minimis
The following table presents a roll-forward of the fair value of Level 3 (significant unobservable inputs) forward currency contract liabi lities
for the nine months ended September 30, 2021:

Other Derivative instruments (Level 3)

Beginning balance at December 31, 2020	$—
Change in fair value	5,048,594
Transfers out of Level 3 during nine months ended September 30, 2021	—
Ending balance as of September 30, 2021	$5,048,594
Note 12—Subsequent
Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed interim financial statements were issued. Based upon this review, the Company identified no subsequent events that required adjustment or disclosure in the unaudited condensed interim financial statements.

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
Liquidity and Going Concern
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
For the nine months ended September 30, 2021, net cash used in operating activities was approximately $1,995,000. The Company had approximately $229,000 in its operating account, working capital of approximately ($931,000) and cash and marketable securities held in the Trust Account of $402.5 million as of September 30, 2021. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that the Company’s equity or debt is used, in whole or in part, as consideration to complete the initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue growth strategies.

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
For the three months ended September 30, 2021, we had net losses of $10.6 million, which consisted of general and administrative expenses of $516,000, a loss due to change in fair value of derivative warrant liabilities of $5.0 million, a loss due to change in fair value of other derivative instruments of $5.0 million and dividend income of $6,000 from the Trust Account. For the nine months ended September 30, 2021 we had net losses of $3.1 million which consisted of general and administrative expenses of $1.4 million, a loss due to change in fair value of other derivative instruments of $5.0 million, which were partially offset by a gain due to change in fair value of derivative warrant liabilities of $3.4 million, and dividend income of $18,000 from the Trust Account. For the period from September 7, 2020 (inception) through September 30, 2020, we had net losses of $11,000, which consisted solely of general and administrative expenses.
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
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 in expenses in connection with such services during each three months ended September 30, 2021 and $90,000 during the nine months ended September 30, 2021 as reflected in the accompanying condensed statement of operations. Under this agreement, $104,000 and $14,000 was due to the Sponsor as of September 30, 2021 and December 31, 2020.
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
Forward Currency Contract
On July 19, 2021, the Company entered into a deal-contingent forward currency contract (the “Deal-Contingent Forward”) with a bank counterparty to purchase €305.0 million at set daily rates from October 13, 2021 through April 19, 2022. The Company entered into the Deal-Contingent Forward in order to lock in the amount of Euro proceeds owed by the Company to Zegna upon closing the Business Combination and reduce the risk of fluctuations in foreign currency exchange rates. Subject to certain customary exceptions, if the Business Combination does not close by April 22, 2022, the Company will have no liability to the bank counterparty.

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
Forward Currency Contracts
Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk. The Company does not enter into forward currency contracts for speculation or trading purposes. A forward currency contract is an obligation to purchase a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter
and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency related to Euro proceeds that will be needed to close the Business Combination Agreement. The Company’s single forward currency contract is not designated as a hedging instrument. Therefore, changes in the market value of the instrument are recorded by the Company as an unrealized gain or loss when the instrument is marked-to-market
each period end. When the contract is closed, the Company records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. The Company accounts for its forward currency contract as a derivative instrument based on an assessment of the contract’s specific terms and applicable authoritative guidance in ASC 815. The Company’s open forward currency contract at September 30, 2021 is reflected within the condensed balance sheet.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) were not effective due to a material weakness in internal control over financial reporting related to the accounting of complex financial instruments. As a result, management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefitted from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form
10-Q
had not yet been identified. In response, we plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on
Form 10-K/A
filed with the SEC on November 23, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
Also, our management determined there was an error in not recognizing the Deal-Contingent Forward in the Company’s unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021. Our management and our audit committee concluded that the Deal-Contingent Forward should have been recognized on the Balance Sheet at fair value with changes in fair value recognized within the Statement of Operations.
As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, change in the reclassification of public shares, recognition of fair value of the Deal-Contingent Forward on the Balance Sheet and recognition of fair value within the Statement of Operations and related financial disclosures for the Affected Periods.
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

No.	Description of Exhibit

31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of November, 2021.

INVESTINDUSTRIAL ACQUISITION CORP.

/s/ Roberto Ardagna
Name:	Roberto Ardagna
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Andrea Cicero
Name:	Andrea Cicero
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)